Form 10-Q
period 1997-08-31
HOMESIDE LENDING INC
filed 1997-10-14
CIK 1031258

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                          --------------------

                                FORM 10-Q


                          --------------------


    (Mark one)
    [x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 1997

                             OR

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


                        ----------------------


                      Commission File No. 1-12979

                         HomeSide Lending, Inc.
          (Exact name of registrant as specified in its charter)

                                Florida
      (State or other jurisdiction of incorporation or organization)


                              59-2725415
                  (I.R.S. Employer Identification No.)


               7301 Baymeadows Way, Jacksonville, FL 32256
           (Address of principal executive offices) (Zip Code)

                            (904) 281-3000
          (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No __



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at September 24, 1997
           -----                            ---------------------------------
Common stock $1.00 par value                           100 shares

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                     HOMESIDE LENDING, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                    (Dollars in Thousands, Except Share Data)


                                                                                   (Unaudited)
                                                                               August 31, 1997   February 28, 1997
                                                                               ---------------   -----------------

      ASSETS

      Cash and cash equivalents                                                    $       31          $   52,691
      Mortgage loans held for sale, net                                             1,029,620             805,274
      Mortgage servicing rights, net                                                1,806,387           1,596,838
      Accounts receivable, net                                                        184,590             157,518
      Early pool buyout advances                                                      368,406                 --
      Premises and equipment, net                                                      32,109              29,515
      Other assets                                                                    121,369              75,485
                                                                                   ----------          ----------
      Total Assets                                                                 $3,542,512          $2,717,321
                                                                                   ==========          ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

      Notes payable                                                                $1,868,329          $1,818,503
      Accounts payable and accrued liabilities                                        132,651             123,231
      Deferred income taxes                                                           168,260             142,415
      Long-term debt                                                                  725,825              21,128
                                                                                   ----------          ----------
      Total Liabilities                                                             2,895,065           2,105,277
                                                                                   ----------          ----------

      Common stock:
           Common stock,  $1.00 par  value,  10,000  shares  authorized  and 100 shares issued and outstanding, all pledged as second priority collateral
               on the long-term debt of the Parent
      Additional paid-in capital                                                      573,092             573,092
      Retained earnings                                                                74,355              38,952
                                                                                   ----------          ----------
      Total Stockholder's Equity                                                      647,447             612,044
                                                                                   ----------          ----------
      Total Liabilities and Stockholder's Equity                                   $3,542,512          $2,717,321
                                                                                   ==========          ==========




The  accompanying  notes are an integral part of these financial statements.


                     HOMESIDE LENDING, INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                             (Dollars in Thousands)




                                                   For the Three        For the Three        For the Six       For the Period from
                                                   Months Ended         Months Ended         Months Ended       March 16, 1996 to
                                                   August 31, 1997      August 31, 1996      August 31, 1997     August 31, 1996
                                                   ---------------      ---------------      ---------------     ---------------

REVENUES:

Mortgage servicing fees                            $      102,479              $82,179      $       200,817     $        123,664
Amortization of mortgage servicing rights                 (53,824)             (39,753)            (101,318)             (56,195)
                                                   ----------------     ----------------    -----------------    -----------------
    Net servicing revenue                                  48,655               42,426              99,499               67,469

Interest income                                            26,642               22,270              45,884               34,989
Interest expense                                          (19,811)             (17,684)            (37,873)             (30,276)
                                                   ----------------     ----------------    -----------------    -----------------
    Net interest revenue                                    6,831                4,586               8,011                4,713

Net mortgage origination revenue                           20,584               16,273              38,510               27,083
Other income                                                  260                  355               1,037                  462
                                                   ----------------     ----------------    -----------------    -----------------
    Total Revenues                                         76,330               63,640             147,057               99,727

EXPENSES:

Salaries and employee benefits                             19,546               21,177              39,282               32,657
Occupancy and equipment                                     3,821                3,084               7,627                4,930
Servicing losses on investor-owned loans
   and foreclosure-related expenses                         5,757                4,058              10,509                7,996
Other expenses                                             10,308               12,196              19,468               17,541
                                                   ----------------     ----------------    -----------------    -----------------
    Total Expenses                                         39,432               40,515              76,886               63,124

Income before income taxes                                 36,898               23,125              70,171               36,603
Income tax expense                                         14,391                9,481              27,369               15,007
                                                   ----------------     ----------------    -----------------    -----------------

Net Income                                                $22,507              $13,644             $42,802              $21,596
                                                   ================     ================     ================    =================



The  accompanying  notes are an integral part of these financial statements.


                     HOMESIDE LENDING, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (Dollars in Thousands)

                                                                                                                    For the Period
                                                                  For the Three    For the Three    For the Six     from March 16,
                                                                  Months Ended     Months Ended     Months Ended        1996 to
                                                                 August 31, 1997  August 31, 1996  August 31, 1997  August 31, 1996
                                                                 ---------------  ---------------  ---------------  ---------------

       CASH FLOWS USED IN OPERATING ACTIVITIES:

       Net income                                                $      22,507    $      13,644    $      42,802          $21,596
       Adjustments to reconcile net income to net cash used in
             operating activities:
         Amortization of mortgage servicing rights                      53,824           39,753          101,318           56,195
         Depreciation and amortization                                   2,607            3,701            3,957            4,389
         Servicing losses on investor-owned loans expenses               3,382            4,058            6,565            7,996
         Deferred income tax expense                                    14,391            9,481           27,369           15,007
         Capitalized excess servicing rights                               --            (6,526)             --            (9,240)

         Mortgage loans originated and purchased for sale           (7,150,009)      (3,238,600)     (12,522,481)      (5,554,807)
         Proceeds and principal repayments of mortgage loans held
           for sale                                                  6,926,778        2,909,492       12,298,135        5,136,890
         Change in accounts receivable                                  12,598          (17,638)         (33,637)         (19,106)
         Changes in other assets and accounts payable and accrued       (4,747)          71,756           (4,840)           3,503
           liabilities
                                                                 ---------------  ---------------  ---------------  ---------------
       Net cash used in operating activities                          (118,669)        (210,879)         (80,812)        (337,577)

       CASH FLOWS USED IN INVESTING ACTIVITIES:

       Purchase of premises and equipment, net                          (1,452)            (920)          (5,215)          (2,758)
       Acquisition of mortgage servicing rights                       (138,246)        (166,615)        (258,306)        (247,649)
       Net purchases of risk management contracts                      (51,268)         (37,902)         (80,913)         (78,889)
       Early pool buyout advances                                     (368,406)                         (368,406)
       Acquisition of BancBoston Mortgage Corp.,                           --               --               --          (133,392)
         net of cash acquired
       Acquisition of Barnett Mortgage Corp.,                              --               --               --          (106,244)
         net of cash acquired
                                                                 ---------------  ---------------  ---------------  ---------------
       Net cash used in investing activities                          (559,372)        (205,437)        (712,840)        (568,932)

       CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

       Net borrowings from banks                                       210,895          186,753           49,826          603,899
       Issuance of notes payable                                       455,000              --           705,000              --
       Payment of debt issue costs                                      (4,445)            (321)          (6,132)         (13,620)
       Repayment of long-term debt                                        (152)            (148)            (303)            (269)
       Capital contribution from parent                                    --               100              --           352,765
       Dividends paid to parent                                            --              (491)          (7,399)          (8,275)
                                                                 ---------------  ---------------  ---------------  ---------------
       Net cash provided by financing activities                       661,298          185,893          740,992          934,500

       Net (decrease) increase in cash and cash equivalents            (16,743)        (230,423)         (52,660)          27,991
       Cash and cash equivalents at beginning of period                 16,774          258,414           52,691              --
                                                                 ===============  ===============  ===============  ===============
       Cash and cash equivalents at end of period                          $31          $27,991              $31          $27,991
                                                                 ===============  ===============  ===============  ===============


The  accompanying  notes are an integral part of these financial statements.

                     HOMESIDE LENDING, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Prospectus dated May 15, 1997 filed with the Securities and Exchange Commission ("SEC") as part of the Registration statement on Form S-1 (Registration Number 333-21193, the "Shelf Registration Statement") of HomeSide Lending, Inc. ("HomeSide Lending" or the "Company") and the annual report on Form 10-K for the fiscal year ended February 28, 1997 of HomeSide, Inc. (the "Parent").

      HomeSide Lending, Inc. (the "Company") and collectively with its consolidated subsidiaries ("HomeSide Lending"), the primary operating subsidiary of the Parent, is one of the largest full service residential mortgage banking companies in the United States, formed through the acquisition of the mortgage banking operations of BankBoston, N.A., formerly known as The First National Bank of Boston ("Bank of Boston"), and Barnett Banks, Inc. ("Barnett"). HomeSide Lending is a wholly-owned subsidiary of HomeSide Holdings, Inc. which is a wholly-owned subsidiary of the Parent. The Parent has no operations and its only significant assets are its investments in HomeSide Holdings, Inc., HomeSide Lending and certain capitalized debt issuance costs. The Parent has $130 million in outstanding long-term debt. All of the stock of HomeSide Holdings, Inc. and HomeSide Lending is pledged as collateral on the debt of the Parent. The Parent is dependent upon dividends from HomeSide Holdings, Inc. and HomeSide Lending for the cash flow necessary to service the Parent's debt.

2.  MORTGAGE SERVICING RIGHTS

The rollforward of mortgage servicing rights is as follows (in thousands):


Balance, February 28, 1997                             $1,596,838
Additions                                                 258,306
Deferred hedge loss                                        52,561
Amortization                                            (101,318)

                                                   ---------------

Balance, August 31, 1997                               $1,806,387
                                                   ===============

3.  NOTES PAYABLE

    HomeSide Lending borrows funds on a demand basis from an independent syndicate of banks under a $2.5 billion credit facility. Under certain circumstances set forth in the credit agreement, borrowings under the agreement become collateralized by substantially all of HomeSide Lending's assets. The line of credit is used to provide funds for HomeSide Lending's business of originating, acquiring and servicing mortgage loans. The line of credit includes both a warehouse credit facility, which is limited to 98% of the fair value of eligible mortgage loans held for sale, and a servicing-related facility, which is capped at $950.0 million. At August 31, 1997, $1.9 billion is outstanding under the credit line. On February 14, 2000 the line of credit will terminate. The bank line of credit agreement contains covenants that impose limitations and restrictions on HomeSide Lending, including the maintenance of certain net worth and ratio requirements. HomeSide Lending is in compliance with all requirements relating to the credit agreement. Amounts outstanding at August 31, 1997 under the bank line of credit are comprised of a warehouse credit facility of $1.0 billion and a servicing-related credit facility of $0.9 billion. The amount of the unused bank line of credit was $0.6 billion as of August 31, 1997.

    Borrowings under the bank line of credit bear interest at rates per annum, based on, at HomeSide Lending's option (A) the highest of (i) the lead bank's prime rate, (ii) the secondary market rate of certificates of deposit plus 100 basis points and (iii) the federal funds rate in effect from time to time plus 0.5%, or (B) a eurodollar rate. At August 31, 1997, the weighted average interest rate on the amounts borrowed under the bank credit facility was 5.98%, and the weighted average interest rate during the three months ended August 31, 1997 was 6.06%.

4.  LONG-TERM DEBT

     On May 14, 1996, the Parent issued $200.0 million of 11.25% notes (the "Parent Notes") maturing on May 15, 2003, and paying interest semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 1996. The Parent Notes are redeemable at the option of the Parent, in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption prices. The indenture contains covenants that impose limitations and restrictions, including the maintenance of certain net worth and ratio requirements. In addition, the Parent Notes are secured by a second priority pledge of common stock of HomeSide Lending. The Parent is in compliance with all net worth and ratio requirements included in the indenture relating to the Parent Notes. The Parent used a portion of the proceeds from its February 5, 1997 offering of common stock to pre-pay $70.0 million of the Parent Notes at a premium of $7.9 million. The amount outstanding at August 31, 1997 is $ 130.0 million.

     As of August 31, 1997, outstanding medium-term notes issued by HomeSide Lending under a registration statement filed with the Securities and Exchange Commission (SEC) were as follows (in thousands):

Issue Date        Outstanding Balance      Interest Rate       Maturity Date
------------      -------------------      -------------       -------------
May 20, 1997           $250,000               6.890%           May 15, 2000
June 30, 1997          $200,000               6.883%           June 30, 2002
June 30, 1997          $ 40,000               6.820%           July  2, 2001
July  1, 1997          $ 15,000               6.860%           July  2, 2001
July 31, 1997          $200,000               6.818%           August 1, 2004
                       --------

     Total             $705,000
                       ========

     As of August 31, 1997, $650.0 million of the outstanding medium-term notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rates on medium-term note borrowings for the three and six month periods ended August 31, 1997, including the effect of the interest rate swap agreements, were 6.184% and 5.983%, respectively. Net proceeds from the issuances were primarily used to reduce the amounts outstanding under the bank credit agreement. Amounts were subsequently reborrowed to fund an early pool buyout program, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the carrying cost of servicing such loans. As of August 31, 1997, $295.0 million was available for future issuances under the Shelf Registration Statement.

5.  EARLY POOL BUYOUT ADVANCES

     HomeSide Lending initiated an early pool buyout program during the three months ended August 31, 1997, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide Lending incurs. Scheduled interest payments made to the investor for delinquent loans are recorded as early pool buyout advances with a reserve for advances which will not ultimately be collected. The funding of the purchases of these delinquent loans for the early pool buyout program is recorded as interest expense, and interest income earned from the guarantor agency during the foreclosure process is accrued to match the funding expense incurred.

6.  COMMITMENTS AND CONTINGENCIES

     HomeSide Lending announced in August an agreement with a wholly-owned subsidiary of Barnett, whereby Barnett intends to transfer its broker origination operations outside of Florida and Georgia, which operate under the name Loan America, to HomeSide in exchange for the exclusive right to refinance mortgages and sell mortgage-related products to its Florida and Georgia customers serviced by HomeSide. If this agreement is consummated, management believes that the impact on HomeSide will be immaterial.

     On August 29, 1997, NationsBank Corporation and Barnett Banks, Inc. announced a definitive agreement for NationsBank to merge the two companies. HomeSide's management has not determined what impact, if any, this merger will have on HomeSide.

7.  SUBSEQUENT EVENTS

     On September 15, 1997, an additional $45.0 million of 6.77% medium term notes maturing on September 17, 2001 were issued by HomeSide Lending under the Shelf Registration Statement. Interest is payable semiannually in arrears on June 30 and December 30 of each year, commencing on December 30, 1997. Net proceeds were used for working capital and general corporate purposes.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      HomeSide   Lending,   Inc.  (the  "Company")  and  collectively  with  its
consolidated subsidiaries ("HomeSide Lending"), the primary and wholly-owned operating subsidiary of the Parent, is one of the largest full service residential mortgage banking companies in the United States, formed through the acquisition of the mortgage banking operations of BankBoston, N.A., formerly known as The First National Bank of Boston ("Bank of Boston"), and Barnett Banks, Inc. ("Barnett"). HomeSide Lending's strategy emphasizes variable cost mortgage origination and low cost servicing. Headquartered in Jacksonville, Florida, HomeSide Lending ranks as the 5th largest originator and the 7th largest servicer in the United States for calendar 1996 based on data published by National Mortgage News.

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

  Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicated future events and trends identify forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the Company's ability to grow which depends on its ability to obtain additional financing in the future for originating loans, investment in servicing rights, working capital, capital expenditure and general corporate purposes, (2) economic downturns may negatively affect the Company's profitability as the frequency of loan default tends to increase in such environments and (3) changes in interest rates may affect the volume of loan originations and acquisitions, the interest rate spread on loans held for sale, the amount of gain or loss on the sale of loans and the value of the Company's servicing portfolio. These risks and uncertainties are more fully detailed in the Company's filings with the Securities and Exchange Commission ("SEC").

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

      The following information regarding loan production activities for HomeSide Lending is presented to aid in understanding the results of operations and financial condition of HomeSide Lending for the three months ended August 31, 1997, the three months ended August 31, 1996, and for the six months ended August 31, 1997 and the period ended March 16, 1996 to August 31, 1996 (in millions):


                                   For the Three      For the Three       For the Six     For the Period from
                                   Months Ended       Months Ended       Months Ended      March 16, 1996 to
                                  August 31, 1997    August 31, 1996    August 31, 1997     August 31, 1996
                                  ---------------    ---------------    ---------------     ---------------
Correspondent                           $3,802             $2,950             $7,024              $4,843
Co-issue                                 1,486              2,208              2,677               3,627
Broker                                     307                155                696                 375
                                      ---------          ---------          ---------           ---------
Total wholesale                          5,595              5,313             10,397               8,845
Direct                                      75                179                144                 427
                                      ---------          ---------          ---------           ---------
Total production                         5,670              5,492             10,541               9,272
Bulk acquisitions                        1,480              4,073              1,981               4,073
                                      =========          =========          =========           =========
Total production and acquisitions       $7,150             $9,565            $12,522             $13,345
                                      =========          =========          =========           =========


      Total loan production, excluding bulk acquisitions, was $5.7 billion for the three months ended August 31, 1997 compared to $5.5 billion for the three months ended August 31, 1996. Loan production for the six months ended August 31, 1997, excluding bulk acquisitions, increased $1.2 billion to $10.5 billion from $9.3 billion for the period from March 16, 1996 to August 31, 1996. The increases were primarily due to growth in HomeSide Lending's correspondent lending channel, which increased 29% to $3.8 billion for the three months ended August 31, 1997 from $3.0 billion for the three months ended August 31, 1996, and increased 45% to $7.0 billion for the six months ended August 31, 1997 from $4.8 billion for the period from March 16, 1996 to August 31, 1996. In addition, the May 31, 1996 acquisition of Barnett Mortgage Company, a wholly-owned subsiary of Barnett ("BMC") and the preferred partnership agreement with Barnett under which all loans originated by Barnett are sold to HomeSide contributed to the growth in production for the six month period ended August 31, 1997 compared to the period from March 16, 1996 to August 31, 1996. HomeSide Lending also made bulk servicing acquisitions of $1.5 billion during the three months ended August 31, 1997 and $4.1 billion during the three months ended August 31, 1996.

      HomeSide Lending continues to examine a number of ways to diversify and grow revenue sources from its existing and new customer base. HomeSide Lending is also nearing completion of an alliance with a sub-prime mortgage lender to create a B&C mortgage product line for HomeSide Lending's production network.

   Servicing Portfolio

      Management believes that HomeSide Lending is one of the most efficient mortgage servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of over $95 billion, HomeSide Lending services the loans of over one million homeowners from across the United States and is committed to protecting the value of this important asset by a sophisticated risk management strategy. HomeSide Lending anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide Lending's focus on efficient and low cost processes is pursued through the selective use of automation as well as the strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures. Following a national and seasonal trend, delinquencies and foreclosure expenses increased during the three months ended August 31, 1997; however, the direct servicing cost-per-loan continued to decline during this period.

      The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide Lending for the three months and six months ended August 31, 1997, the three months ended August 31, 1996, and for the period from March 16, 1996 to August 31, 1996 (in millions):


                                          For the Three        For the Three       For the Six         For the Period from
                                          Months Ended         Months Ended        Months Ended         March 16, 1996 to
                                         August 31, 1997      August 31, 1996     August 31, 1997        August 31, 1996
                                         ---------------      ---------------     ---------------        ---------------
Balance at beginning of period               $91,469               $77,351               $89,218               $41,844
Acquisition of BMC                               --                    --                    --                 33,082
Other additions                                7,150                 9,842                12,522                13,944
                                         ------------          ------------          ------------          ------------
     Total additions                           7,150                 9,842                12,522                47,026
                                         ------------          ------------          ------------          ------------
Scheduled amortization                           533                   470                 1,064                   682
Prepayments                                    2,508                 1,702                 4,846                 3,023
Foreclosures                                     141                   137                   312                   267
Sales of servicing                                 8                    65                    89                    79
                                         ------------          ------------          ------------          ------------
     Total reductions                          3,190                 2,374                 6,311                 4,051
                                         ============          ============          ============          ============
Balance at end of period                     $95,429               $84,819               $95,429               $84,819
                                         ============          ============          ============          ============


     The number of loans serviced at August 31, 1997 was 1,138,329, compared to 1,041,000 at August 31, 1996. HomeSide Lending's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale. A key to HomeSide Lending's future growth is the proprietary servicing software purchased from Barnett. This system will allow HomeSide to double its current servicing capacity on a single system. During the next quarter, HomeSide Lending expects to transfer approximately one-third of the loans to its proprietary servicing software. Once the initial transfer is complete, over half of the servicing portfolio will be serviced on the proprietary system.

Results of Operations

Three  months  ended  August 31, 1997  compared to three months ended August 31,
1996

   Summary

      HomeSide Lending's net income increased 65% to $22.5 million for the three months ended August 31, 1997 from $13.6 million for the three months ended August 31, 1996. Total revenues for the three months ended August 31, 1997 increased 20% to $76.3 million from $63.6 million for the three months ended August 31, 1996. The increases in net income and revenues for the three months ended August 31, 1997 compared to the three months ended August 31, 1996 were primarily attributable to increases of $6.3 million in net servicing revenue, $4.3 million in net mortgage origination revenue, and $2.2 million in net interest revenue, while total expenses decreased by $1.1 million. The increase in net servicing revenue was mainly a result of a $10.6 billion increase in the servicing portfolio to $95.4 billion at August 31, 1997 from $84.8 billion at August 31, 1996. Net mortgage origination revenue increased due to loan production volume increases while mortgage origination expenses decreased mainly as a result of the integration of the BMC mortgage servicing operations acquired on May 31, 1996. Net interest revenue increased primarily as a result of reduced borrowing costs from the bank line of credit from improved credit ratings and the issuance of medium-term notes which expanded borrowing capacity.

    Net Servicing Revenue

      Net servicing revenue was $48.7 million for the three months ended August 31, 1997 compared to $42.4 million for the three months ended August 31, 1996. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

      Mortgage  servicing  fees  increased  25% to $102.5  million for the three months ended August 31, 1997 from $82.2 million for the three months ended August 31, 1996, primarily as a result of growth of the servicing portfolio through loan production channels and bulk servicing acquisitions. The servicing portfolio increased to $95.4 billion at August 31, 1997 compared to $84.8 billion at August 31, 1996, a 13% increase. HomeSide Lending's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.89% at August 31, 1997 and 7.92% August 31, 1996. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.436% and 0.405% for the three months ended August 31, 1997 and the three months ended August 31, 1996, respectively. The increase in the weighted average servicing fee from the three months ended August 31, 1997 to the three months ended August 31, 1996 was due to growth of ancillary revenues including late fees and other mortgage-related products and higher proportions of government loans serviced which typically have a higher servicing fee. During the three months ended August 31, 1997, HomeSide Lending entered into an agreement with First USA Bank, one of the nation's leading credit card issuers, which permits first USA to market a HomeSide Visa card to HomeSide Lending customers for a non-refundable fee. Amortization expense increased to $53.8 million for the three months ended August 31, 1997 from $39.8 million for the three months ended August 31, 1996 mainly as a result of a higher average balance of mortgage servicing rights and a decrease of 56 basis points in average mortgage interest rates from the three months ended August 31, 1996 to the three months ended August 31, 1997.

   Net Interest Revenue

      Net interest revenue is driven by the level of interest rates, the direction in which rates are moving and the spread between short and long-term interest rates. These factors influence the size of the residential mortgage origination market, HomeSide Lending's loan production volumes and the interest rates HomeSide Lending earns on loans and pays to its lenders.

      Loan refinancing levels are the largest contributor to changes in the size of the mortgage origination market. To reduce the cost of their home mortgages, borrowers tend to refinance their loans during periods of declining interest rates, increasing the size of the origination market and HomeSide Lending's loan production volumes. Higher loan production volumes result in higher average balances of loans held for sale and consequently higher levels of interest income from interest earned on such loans prior to their sale. This higher level of interest income due to increased volumes is partially offset by the lower rates earned on the loans.

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

      Net interest revenue increased $2.2 million to $6.8 million for the three months ended August 31, 1997 from $4.6 million for the three months ended August 31, 1996, primarily due to improved funding rates obtained through improved credit ratings, the issue of medium-term notes and the adoption of an early pool buyout program. During the three months ended August 31, 1997, HomeSide Lending issued $455 million of medium-term notes to the public market at an average cost of 5.932% as of August 31, 1997. The proceeds were used to pay down existing bank debt, increasing HomeSide's borrowing capacity. An immediate benefit of this increased borrowing capacity was the initiation of an early pool buyout program, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide incurs.

Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

      Net mortgage origination revenue was $20.6 million for the three months ended August 31, 1997 compared to $16.3 million for the three months ended August 31, 1996, a 26% increase. The increase in net mortgage origination revenue during the three months ended August 31, 1997 as compared to the three months ended August 31, 1996 reflects an increase in loan production volumes, primarily through HomeSide Lending's correspondent lending channel, and an increase in gains from secondary marketing activities.

   Salaries and Employee Benefits

      Salaries and employee benefits expense was $19.5 million for the three months ended August 31, 1997 compared to $21.2 million for the three months ended August 31, 1996 due to the continuing integration of BMC mortgage servicing operations acquired on May 31, 1996. The average number of full-time equivalent employees decreased to 1,734 for the three months ended August 31, 1997 from 1,879 for the three months ended August 31, 1996.

   Occupancy and Equipment Expense

      Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide Lending's premises and equipment. Occupancy and equipment expense for the three months ended August 31, 1997 was $3.8 million compared to $3.1 million for the three months ended August 31, 1996. The increase in expense was mainly due to the increase in information systems costs required to handle the growing mortgage servicing portfolio.

   Servicing Losses on Investor-Owned Loans and Foreclosure-related Expenses

      Servicing losses on investor-owned loans represent anticipated losses primarily attributable to servicing FHA and VA loans for investors. These amounts include actual losses for the final disposition of loans, non-recoverable foreclosure costs, accrued interest for which payment has been curtailed and estimates for potential losses based on HomeSide Lending's experience as a servicer of government loans.

      During the three months ended August 31, 1997, the servicing losses on investor-owned loans and foreclosure-related expenses totaled $5.8 million compared to $4.1 million for the three months ended August 31, 1996. The increase was largely attributable to the growth of the servicing portfolio resulting from loan production and increased foreclosure losses, which are likely to continue at this level as the servicing portfolio ages.

      Included in the balance of accounts payable and accrued liabilities at August 31, 1997 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide Lending's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)


                                                 For the Three   from March 16,
                                                 Months Ended        1996 to
                                                August 31, 1997  August 31, 1996
                                                ---------------  ---------------
Servicing Portfolio Delinquencies, excluding
  bankruptcies (at end of period)
          30 days                                    3.45%            3.08%
          60 days                                    0.73%            0.64%
          90+ days                                   0.55%            0.48%
                                                ---------------  ---------------
               Total past due                        4.73%            4.20%
                                                ===============  ===============
          Foreclosures pending                       0.70%            0.66%
                                                ===============  ===============



   Other Expenses

      Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide Lending's mortgage servicing portfolio and loan production volumes.

      Other expenses during the three months ended August 31, 1997 were $10.3 million compared to $12.2 million for the three months ended August 31, 1996, primarily due to the continuing integration of the BMC mortgage servicing operations acquired on May 31, 1996.

   Income Tax Expense

      HomeSide Lending's income tax expense was $14.4 million for the three months ended August 31, 1997 and $9.5 million for the three months ended August 31, 1996. The effective income tax rates for the three months ended August 31, 1997 and the three months ended August 31, 1996 were approximately 39% and 41%, respectively.

Results of Operations

Six months ended August 31, 1997 compared to period from March 16, 1996 to August 31, 1996

   Summary

      HomeSide Lending's net income increased 98% to $42.8 million for the six months ended August 31, 1997 from $21.6 million for the period from March 16, 1996 to August 31, 1996. Total revenues for the six months ended August 31, 1997 increased 48% to $147.1 million from $99.7 million for the period from March 16, 1996 to August 31, 1996. The increases in net income and revenues for the six months ended August 31, 1997 compared to the period from March 16, 1996 to August 31, 1996 were primarily attributable to the acquisition of BMC on May 31, 1996 and increases of $32.0 million in net servicing revenue, $11.4 million in net mortgage origination revenue, and $3.3 million in net interest revenue. The BMC servicing portfolio was $33.1 billion at May 31, 1996 and its acquisition increased HomeSide Lending's servicing portfolio by 75% on that date, which was a major factor in the increase in net servicing revenue. In addition, subsequent increases in the size of the servicing portfolio contributed to the increased revenue. The servicing portfolio increased to $95.4 billion at August 31, 1997 from $84.8 billion at August 31, 1996, a 13% increase. As part of the BMC acquisition, Barnett agreed to sell HomeSide Lending the loans produced by the loan production networks retained by Barnett, which contributed to the increase in net mortgage origination revenue. Net interest revenue increased primarily as a result of reduced borrowing costs from the bank line of credit from improved credit ratings and the issuance of medium-term notes which expanded borrowing capacity.

    Net Servicing Revenue

      Net servicing revenue was $99.5 million for the six months ended August 31, 1997 compared to $67.5 million for the period from March 16, 1996 to August 31, 1996. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights expense.

      Mortgage servicing fees increased 62% to $200.8 million for the six months ended August 31, 1997 from $123.7 million for the period from March 16, 1996 to August 31, 1996, primarily as a result of the BMC acquisition and growth of the servicing portfolio through loan production channels and bulk servicing acquisitions. The servicing portfolio increased to $95.4 billion at August 31, 1997 compared to $84.8 billion at August 31, 1996. HomeSide Lending's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.89% at August 31, 1997 and 7.92% August 31, 1996. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.436% and 0.429% for the six months ended August 31, 1997 and the period from March 16, 1996 to August 31, 1996, respectively. The increase in the weighted average servicing fee for the six months ended August 31, 1997 from the period from March 16, 1996 to August 31, 1996 was due to growth of ancillary revenues including late fees and revenues from other mortgage-related products, and higher proportions of government loans serviced which typically have a higher servicing fee. Amortization expense increased to $101.3 million for the six months ended August 31, 1997 from $56.2 million for the period from March 16, 1996 to August 31, 1996 mainly as a result of a higher average balance of mortgage servicing rights and a decrease of 26 basis points in average mortgage interest rates from the period from March 16, 1996 to August 31, 1996 to the six months ended August 31, 1997.

 Net Interest Revenue

      Net interest revenue is driven by the level of interest rates, the direction in which rates are moving and the spread between short and long-term interest rates. These factors influence the size of the residential mortgage origination market, HomeSide Lending's loan production volumes and the interest rates HomeSide Lending earns on loans and pays to its lenders.

      Loan refinancing levels are the largest contributor to changes in the size of the mortgage origination market. To reduce the cost of their home mortgages, borrowers tend to refinance their loans during periods of declining interest rates, increasing the size of the origination market and HomeSide Lending's loan production volumes. Higher loan production volumes result in higher average balances of loans held for sale and consequently higher levels of interest income from interest earned on such loans prior to their sale. This higher level of interest income due to increased volumes is partially offset by the lower rates earned on the loans.

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

      Net interest revenue increased $3.3 million for the six months ended August 31, 1997 to $8.0 million from $4.7 million for the period from March 16, 1996 to August 31, 1996, primarily due to improved funding rates obtained through improved credit ratings, the issue of medium-term notes and the adoption of an early pool buyout program. During the six months ended August 31, 1997, HomeSide Lending issued $705 million of medium-term notes to the public market at an average cost of 5.953% as of August 31, 1997. The proceeds were used to pay down existing bank debt, increasing HomeSide Lending's borrowing capacity. An immediate benefit of this increased borrowing capacity was the initiation of an early pool buyout program, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide Lending incurs.

   Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

      Net mortgage origination revenue was $38.5 million for the six months ended August 31, 1997 compared to $27.1 million for the period from March 16, 1996 to August 31, 1996, a 42% increase. The increase in net mortgage origination revenue during the six months ended August 31, 1997 as compared to the period from March 16, 1996 to August 31, 1996 is due in part to increased production resulting from the preferred seller relationship with Barnett established as part of the BMC acquisition. Barnett agreed to sell HomeSide Lending loans produced by the loan production networks retained by Barnett. The increase also reflects an increase in loan production volumes primarily through HomeSide Lending's correspondent lending channel and an increase in gains from secondary marketing activities.

   Salaries and Employee Benefits

      Salaries and employee benefits expense was $39.3 million for the six months ended August 31, 1997 compared to $32.7 million for the period from March 16, 1996 to August 31, 1996 due to the purchase of the BMC mortgage servicing operations acquired on May 31, 1996. The average number of full-time equivalent employees decreased to 1,734 for the six months ended August 31, 1997 from 1,879 for the period from March 16, 1996 to August 31, 1996.

   Occupancy and Equipment Expense

      Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide Lending's premises and equipment. Occupancy and equipment expense for the six months ended August 31, 1997 was $7.6 million compared to $4.9 million for the period from March 16, 1996 to August 31, 1996. The increase in expense was mainly due to the premises and equipment acquired in the BMC acquisition and an increase in information systems costs required to handle the growing mortgage servicing portfolio.

   Servicing Losses on Investor-Owned Loans and Foreclosure-related Expenses

      Servicing losses on investor-owned loans represent anticipated losses primarily attributable to servicing FHA and VA loans for investors. These amounts include actual losses for final disposition of loans, non-recoverable foreclosure costs, accrued interest for which payment has been denied and estimates for potential losses based on HomeSide Lending's experience as a servicer of government loans.

      During the six months ended August 31, 1997, the servicing losses on investor-owned loans and foreclosure-related expenses totaled $10.5 million compared to $8.0 million for the period from March 16, 1996 to August 31, 1996. The increase was largely attributable to the growth of the servicing portfolio resulting from loan production and increased foreclosure losses, which are likely to continue at this level as the servicing portfolio ages.

      Included in the balance of accounts payable and accrued liabilities at August 31, 1997 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide Lending's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                                                 For the Period
                                                For the Six      from March 16,
                                               Months Ended         1996 to
                                              August 31, 1997    August 31, 1996
                                              ---------------    ---------------
Servicing Portfolio Delinquencies, excluding
  bankruptcies (at end of period)
          30 days                                  3.45%             3.08%
          60 days                                  0.73%             0.64%
          90+ days                                 0.55%             0.48%
                                              ===============   ================
               Total past due                      4.73%             4.20%
                                              ===============   ================
          Foreclosures pending                     0.70%             0.66%
                                              ===============   ================


   Other Expenses

      Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide Lending's mortgage servicing portfolio and loan production volumes.

      Other expenses during the six months ended August 31, 1997 were $19.5 million compared to $17.5 million for the period from March 16, 1996 to August 31, 1996, primarily due to the acquisition of the BMC mortgage servicing operations on May 31, 1996.

   Income Tax Expense

      HomeSide Lending's income tax expense was $27.4 million for the six months ended August 31, 1997 and $15.0 million for the period from March 16, 1996 to August 31, 1996. The increases were attributable to increases in net income. The effective income tax rates for the six months ended August 31, 1997 and the period from March 16, 1996 to August 31, 1996 were approximately 39% and 41%, respectively.

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

      These option contracts are designated as hedges on the purchase date and such designation is at a level at least as specific as the level at which mortgage servicing rights are evaluated for impairment. The option contracts are marked-to-market with changes in market value deferred as an adjustment to the carrying value of the related mortgage servicing right asset being hedged. Changes in market value that are deferred are amortized and evaluated for impairment in the same manner as the related mortgage servicing rights. The effectiveness of HomeSide Lending's hedging activity can be measured by the correlation between changes in the value of the options and changes in the value of HomeSide Lending's mortgage servicing rights. This correlation is assessed on a quarterly basis to ensure that high correlation is maintained over the term of the hedging program. During each of the periods presented, HomeSide Lending has experienced a high measure of correlation between changes in the value of mortgage servicing rights and the option contracts. However, in periods of rising interest rates, the increase in value of mortgage servicing rights may outpace the decline in value of the option contracts because the loss on the options is limited to the premium paid.

         The option-based hedge strategy designed to protect the value of the servicing asset continued to perform as expected during the three months ended August 31, 1997 and proved especially effective as long-term rates reached their lowest level since November of 1996. For the three months ended August 31, 1997, the value of the hedge was largely unchanged as HomeSide incurred losses on risk management contracts of $0.2 million. During the three months ended August 31, 1996, the loss on risk management contracts was $42.1 million. For the six months ended August 31, 1997 and the period from March 16, 1996 to August 31, 1996, HomeSide incurred losses of $52.6 million and $74.7 million, respectively. The increase in the estimated fair value of the mortgage servicing rights approximated the net losses on risk management contracts for these periods. HomeSide's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management contracts at August 31, 1997 was $73.6 million, which was equal to their carrying amount because the options are marked-to-market at each reporting date.


Liquidity and Capital Resources

      The Company's principal financing needs are the financing of loan origination activities and the investment in servicing rights. To meet these needs, the Company currently utilizes funding from an independent syndicate of banks, including a warehouse credit facility and a servicing-related facility, medium-term notes, and cash flow from operations. In the past, the Company has also utilized short-term credit facilities and public offerings of common stock. HomeSide Lending continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include methods designed to expand the Company's financial capacity and reduce its cost of capital. In addition, to facilitate the sale and distribution of certain mortgage products, HomeSide Mortgage Securities, Inc., a wholly owned subsidiary of HomeSide Lending, Inc., may issue mortgage backed securities.

   Operations

      Net cash used in operations was $80.8 million for the six months ended August 31, 1997. Proceeds from the issuance of the medium-term notes were primarily used to fund loan originations. These uses of cash were offset by cash provided from servicing fee income, loan sales and principal repayments. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Higher cash demands to meet increased loan production levels are primarily met through borrowings and loan sales.

    Investing

      Net cash used in investing activities was $712.8 million for the six months ended August 31, 1997. Cash used in investing activities was primarily used for the purchase and origination of mortgage servicing rights, the purchase of options of U.S. Treasury bond futures as part of HomeSide Lending's hedging program, and the funding of the early pool buyout program. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide Lending's hedging needs. HomeSide Lending is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.

   Financing

      Net cash provided by financing activities was $741.0 million for the six months ended August 31, 1997. The primary source of cash from financing activities during the period was $705.0 million from the issuance of medium-term notes and net borrowings from HomeSide Lending's line of credit. Cash used in financing activities was used for the payment of debt issue costs.

      During the six months ended August 31, 1997, net cash used in operations was $80.8 million, net cash used in investing activities was $712.8 million and net cash provided by financing activities was $741.0 million, resulting in a net decrease in cash of $52.7 million. HomeSide Lending expects that to the extent cash generated from operations is inadequate to meet its liquidity needs, those needs can be met through financing from its bank credit facility and other facilities which may be entered into from time to time, as well as from the issuance of debt securities in the public markets. Accordingly, HomeSide Lending does not currently anticipate that it will make sales of servicing rights to any significant degree for the purpose of generating cash. Nevertheless, in addition to its cash and mortgage loans held for sale balances, HomeSide Lending's portfolio of mortgage servicing rights provides a potential source of funds to meet liquidity requirements, especially in periods of rising interest rates when loan origination volume slows. Repurchase agreements also provide an alternative to the bank line of credit for mortgages held for sale. Future cash needs are highly dependent on future loan production and servicing results, which are influenced by changes in long-term interest rates.

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


ITEM 6.  Exhibits and Reports on Form 8-K

    (a) The following documents are filed as a part of this Report:

              Number       Description
                  12       Computation of Ratio of Earnings to Fixed Charges
                  27       Financial Data Schedule


      (b)   Reports on form 8-K

          HomeSide Lending filed no reports on form 8-K during the three months ended August 31, 1997.






                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HomeSide Lending, Inc.
                                        (Registrant)

Date: October 10, 1997                  By:   /s/Joe K. Pickett
                                              -----------------
                                                Joe K. Pickett
                                        Chairman and Chief Executive Officer


Date: October 10, 1997                   By:  /s/Kevin D. Race
                                             -----------------
                                               Kevin D. Race
                                        Executive Vice President,
                                        Chief Financial and Accounting Officer