Form 10-Q
period 1997-11-30
HOMESIDE LENDING INC
filed 1998-01-14
CIK 1031258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)
          [x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1997

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at December 29, 1997
 ----------------------------           --------------------------------
 Common stock $1.00 par value                      100 shares

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                     HOMESIDE LENDING, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                    (Dollars in Thousands, Except Share Data)


                                                                                    (Unaudited)
                                                                                 November 30, 1997  February 28, 1997
                                                                                 -----------------  -----------------
ASSETS

Cash and cash equivalents                                                        $         16,590   $         52,691
Mortgage loans held for sale, net                                                         984,706            805,274
Mortgage servicing rights, net                                                          1,733,469          1,596,838
Accounts receivable, net                                                                  252,722            157,518
Early pool buyout advances                                                                311,717                 --
Premises and equipment, net                                                                35,414             29,515
Other assets                                                                              158,447             75,485
                                                                                 -----------------  -----------------
Total Assets                                                                     $      3,493,065   $      2,717,321
                                                                                 =================  =================
LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                                     $     1,732,649   $      1,818,503
Accounts payable and accrued liabilities                                                  140,155            123,231
Deferred income taxes                                                                     186,656            142,415
Long-term debt                                                                            770,671             21,128
                                                                                  ----------------  -----------------
Total Liabilities                                                                       2,830,131          2,105,277
                                                                                  ----------------  -----------------

Common stock:
     Common stock, $1.00 par value, 10,000 shares authorized and 100 shares issued and outstanding, all pledged as second priority collateral on the long-term debt of the Parent
Additional paid-in capital                                                                573,092            573,092
Retained earnings                                                                          89,842             38,952
                                                                                  ----------------  -----------------
Total Stockholder's Equity                                                                662,934            612,044
                                                                                  ----------------  -----------------
Total Liabilities and Stockholder's Equity                                         $    3,493,065    $     2,717,321
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

                     HOMESIDE LENDING, INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                             (Dollars in Thousands)


                                                                                                                   For the Period
                                                          For the Three      For the Three      For the Nine       from March 16,
                                                          Months Ended       Months Ended       Months Ended       1996 to
                                                          November 30, 1997  November 30, 1996  November 30, 1997  November 30, 1996
                                                          -----------------  -----------------  -----------------  -----------------
REVENUES:

Mortgage servicing fees                                   $        107,606   $         90,492   $        308,423   $        214,156
Amortization of mortgage servicing rights                          (58,004)           (48,120)          (159,322)          (104,315)
                                                          -----------------  -----------------  -----------------  -----------------
    Net servicing revenue                                           49,602             42,372            149,101            109,841

Interest income                                                     28,470             25,241             74,354             60,230
Interest expense                                                   (23,349)           (16,140)           (61,222)           (46,416)
                                                          -----------------  -----------------  -----------------  -----------------
    Net interest revenue                                             5,121              9,101             13,132
                                                                                                                             13,814
Net mortgage origination revenue                                    20,676             16,521             59,186             43,604
Other income                                                           220                 79              1,257                541
                                                          -----------------  -----------------  -----------------  -----------------
    Total Revenues                                                  75,619             68,073            222,676            167,800

EXPENSES:

Salaries and employee benefits                                      19,191             20,650             58,474             53,307
Occupancy and equipment                                              4,262              3,337             11,889              8,267
Servicing losses on investor-owned loans
  and foreclosure-related expenses                                   5,171              4,957             15,680             12,953
Other expenses                                                       9,617             11,391             29,084             28,932
                                                          -----------------  -----------------  -----------------  -----------------
    Total Expenses                                                  38,241             40,335            115,127            103,459

Income before income taxes                                          37,378             27,738            107,549             64,341
Income tax expense                                                  14,577             11,373             41,947             26,380
                                                          -----------------  -----------------  -----------------  -----------------
Net Income                                                $         22,801   $         16,365   $         65,602   $         37,961
                                                          =================  =================  =================  =================


                 The accompanying notes are an integral part of
                          these financial statements.



                     HOMESIDE LENDING, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (Dollars in Thousands)
                                    .........
                                                                                                                   For the Period
                                                          For the Three      For the Three      For the Nine       from March 16,
                                                          Months Ended       Months Ended       Months Ended         1996 to
                                                          November 30, 1997  November 30, 1996  November 30, 1997  November 30, 1996
                                                          -----------------  -----------------  -----------------  -----------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net income                                                $         22,801   $         16,365   $         65,602   $         37,961
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Amortization of mortgage servicing rights                         58,004             48,120            159,322            104,315
  Depreciation and amortization                                      2,829              1,870              6,786              6,259
  Servicing losses on investor-owned loans expenses                  3,682              4,957             10,247             12,953
  Deferred income tax expense                                       18,396             11,373             45,765             26,380
  Capitalized excess servicing rights                                   --             (7,133)                --            (16,373)
  Mortgage loans originated and purchased for sale             (6,564,839)         (3,527,008)       (19,087,320)        (9,081,815)
  Proceeds and principal repayments of mortgage loans held
    for sale                                                     6,609,753          3,716,620         18,907,888          8,853,510
  Change in accounts receivable                                   (71,814)            (59,129)          (105,451)           (78,235)
  Changes in other assets and accounts payable and accrued
    liabilities                                                    (16,891)           (37,444)           (21,730)           (33,941)
                                                          -----------------  -----------------  -----------------  -----------------
Net cash provided by (used in) operating activities                 61,921            168,591            (18,891)          (168,986)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

Purchase of premises and equipment, net                            (4,539)               (596)            (9,754)            (3,354)
Acquisition of mortgage servicing rights                         (146,598)            (96,639)          (404,904)          (344,288)
Net purchases of risk management contracts                         148,058             (9,549)            67,145            (88,438)
Early pool buyout advances                                          56,689                 --           (311,717)                --
Acquisition of BancBoston Mortgage Corp., net of cash
acquired                                                                --                 --                 --           (133,392)
Acquisition of Barnett Mortgage Corp., net of cash acquire              --                 --                 --           (106,244)
                                                          -----------------  -----------------  -----------------  -----------------
Net cash provided by (used in) investing activities                 53,610           (106,784)         (659,230)           (675,716)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:

Net borrowings from (repayments to) banks                         (135,680)           (77,419)           (85,854)           526,480
Issuance of notes payable                                           45,000                 --            750,000                 --
Payment of debt issue costs                                          (825)                847             (6,957)           (12,773)
Repayment of long-term debt                                          (154)               (148)              (457)              (417)
Capital contribution from parent                                        --             (6,350)                --            346,415
Dividends paid to parent                                           (7,313)             (5,545)           (14,712)           (13,820)
                                                          -----------------  -----------------  ---------------- -------------------
Net cash (used in) provided by financing activities               (98,972)            (88,615)           642,020            845,885

Net increase (decrease) in cash and cash equivalents                16,559            (26,808)           (36,101)             1,183
Cash and cash equivalents at beginning of period                        31             27,991             52,691                 --
                                                          =================  =================  ================ ===================
Cash and cash equivalents at end of period                $         16,590   $          1,183   $         16,590   $          1,183
                                                          =================  =================  ================ ===================


                 The accompanying notes are an integral part of
                          these financial statements.

                     HOMESIDE LENDING, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





1.  BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Prospectus dated May 15, 1997 filed with the Securities and Exchange Commission ("SEC") as part of the Registration statement on Form S-1 (Registration Number 333-21193, the "Shelf Registration Statement") of HomeSide Lending, Inc. ("HomeSide Lending" or the "Company") and the annual report on Form 10-K for the fiscal year ended February 28, 1997 of HomeSide, Inc. (the "Parent").

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

2.  MORTGAGE SERVICING RIGHTS

The rollforward of mortgage servicing rights is as follows (in thousands):

Balance, February 28, 1997                             $1,596,838
Additions                                                 404,904
Deferred hedge loss                                     (108,951)
Amortization                                            (159,322)
                                                   ---------------

Balance, November 30, 1997                             $1,733,469
                                                   ===============

3.  NOTES PAYABLE

    HomeSide Lending borrows funds on a demand basis from an independent syndicate of banks under a $2.5 billion credit facility which, at the request of HomeSide Lending, may be increased to $3.0 billion. The line of credit is used to provide funds for HomeSide Lending's business of originating, acquiring and servicing mortgage loans. The line of credit includes both a warehouse credit facility, which is limited to 98% of the fair value of eligible mortgage loans held for sale, and a servicing-related facility, which is capped at $950.0 million. On February 14, 2000 the line of credit will terminate. The bank line of credit agreement contains covenants that impose limitations and restrictions on HomeSide Lending, including the maintenance of certain net worth and ratio requirements. Under certain circumstances set forth in the credit agreement, borrowings under the agreement become collateralized by substantially all of HomeSide Lending's assets. HomeSide Lending is in compliance with all requirements relating to the credit agreement. At November 30, 1997, $1.7 billion is outstanding under the credit line. Amounts outstanding at November 30, 1997 under the bank line of credit are comprised of a warehouse credit facility of $962.6 million and a servicing-related credit facility of $770.0 million. The amount of the unused bank line of credit was $0.8 billion as of November 30, 1997.

    Borrowings under the bank line of credit bear interest at rates per annum, based on, at HomeSide Lending's option (A) the highest of (i) the lead bank's prime rate, (ii) the secondary market rate of certificates of deposit plus 100 basis points and (iii) the federal funds rate in effect from time to time plus 0.5%, or (B) various rates based on federal fund rates and eurodollar rates. At November 30, 1997, the weighted average interest rate on the amounts borrowed under the bank credit facility was 6.05%. The weighted average interest rates during the three and nine month periods ended November 30, 1997 were 6.05%, and 6.03%, respectively.

4.  LONG-TERM DEBT

     On May 14, 1996, the Parent issued $200.0 million of 11.25% notes (the "Parent Notes") maturing on May 15, 2003, and paying interest semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 1996. The Parent Notes are redeemable at the option of the Parent, in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption prices. The indenture contains covenants that impose limitations and restrictions, including the maintenance of certain net worth and ratio requirements. In addition, the Parent Notes are secured by a second priority pledge of common stock of HomeSide Lending. The Parent is in compliance with all net worth and ratio requirements included in the indenture relating to the Parent Notes. The Parent used a portion of the proceeds from its February 5, 1997 offering of common stock to pre-pay $70.0 million of the Parent Notes at a premium of $7.9 million. The amount outstanding at November 30, 1997 is $ 130.0 million.

     As of November 30, 1997, outstanding medium-term notes issued by HomeSide Lending under a registration statement filed with the Securities and Exchange Commission (SEC) were as follows (in thousands):

Issue Date            Outstanding Balance   Interest Rate     Maturity Date
-----------------     -------------------   -------------     ------------------
May 20, 1997                 $250,000          6.890%         May 15, 2000
June 30, 1997                 200,000          6.883%         June 30, 2002
June 30, 1997                  40,000          6.820%         July  2, 2001
July  1, 1997                  15,000          6.860%         July  2, 2001
July 31, 1997                 200,000          6.818%         August 1, 2004
September 15, 1997             45,000          6.770%         September 17, 2001
                      -------------------

Total                        $750,000
                      ===================

     As of November 30, 1997, $650.0 million of the outstanding medium-term notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rates on medium-term note borrowings issued for the three and nine month periods ended November 30, 1997, including the effect of the interest rate swap agreements, were 6.77% and 6.20%, respectively. Net proceeds from the issuances were primarily used to reduce the amounts outstanding under the bank credit agreement. Amounts were subsequently reborrowed to fund an early pool buyout program, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the carrying cost of servicing such loans. As of November 30, 1997, $250.0 million was available for future issuances under the Shelf Registration Statement.

5.  EARLY POOL BUYOUT ADVANCES

     During fiscal 1998, HomeSide Lending initiated an early pool buyout program which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide Lending incurs. The funding of the purchases of these delinquent loans for the early pool buyout program is recorded as interest expense, and interest income earned from the guarantor agency during the foreclosure process is accrued to match the funding expense incurred. Scheduled interest payments made to the investor before the loans were purchased from the pool are recorded as early pool buyout advances with a reserve for advances which will not ultimately be collected.

6.  COMMITMENTS AND CONTINGENCIES

    On October 25, 1997, the Parent and National Australia Bank ("the National") entered into an Agreement and Plan of Merger under which the National will acquire the Parent. The National will pay $27.825 in cash for each share of the Parent's stock, or a total of US$1.2 billion (AUD$1.7 billion). The transaction is subject to regulatory approvals and approval by the Parent's stockholders at a special stockholders' meeting scheduled for January 16, 1998. The Parent's major stockholders, who collectively own approximately 76% of the Parent's outstanding common stock, have agreed to vote in favor of the approval of the transaction at the stockholders' meeting.
The proposed transaction is expected to close early in the first quarter of calendar 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      HomeSide   Lending,   Inc.  (the  "Company")  and  collectively  with  its
consolidated subsidiaries ("HomeSide Lending"), the primary and wholly-owned operating subsidiary of the Parent, is one of the largest full service residential mortgage banking companies in the United States, formed through the acquisition of the mortgage banking operations of BankBoston, N.A., formerly known as The First National Bank of Boston ("BankBoston"), and Barnett Banks, Inc. ("Barnett"). HomeSide Lending's strategy emphasizes variable cost mortgage origination and low cost loan servicing. Headquartered in Jacksonville, Florida, HomeSide Lending ranks as the 4th largest originator and the 7th largest servicer in the United States for the nine months ended September 30, 1997 based on data published by Inside Mortgage Finance.

       HomeSide Lending plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide Lending intends to pursue additional loan portfolio acquisitions and strategic origination relationships similar to the existing BankBoston and Barnett arrangements.

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

      The following information regarding loan production activities for HomeSide Lending is presented to aid in understanding the results of operations and financial condition of HomeSide Lending for the three months ended November 30, 1997, the three months ended November 30, 1996, and for the nine months ended November 30, 1997 and the period from March 16, 1996 to November 30, 1996 (in millions):


                                                                                           For the Period
                                  For the Three      For the Three      For the Nine       from March 16,
                                  Months Ended       Months Ended       Months Ended          1996 to
                                  November 30, 1997  November 30, 1996  November 30, 1997  November 30, 1996
                                  -----------------  -----------------  -----------------  -----------------
Correspondent                     $          3,310   $          3,249   $         10,334   $          8,092
Co-issue                                     1,745              1,985              4,422              5,612
Broker                                         319                168              1,015                543
                                  -----------------  -----------------  -----------------  -----------------
Total wholesale                              5,374              5,402             15,771             14,247
Direct                                         106                139                250                566
                                  -----------------  -----------------  -----------------  -----------------
Total production                             5,480              5,541             16,021             14,813
Bulk acquisitions                            1,085                  0              3,066              4,073
                                  =================  =================  =================  =================
Total production and acquisitions $          6,565   $          5,541   $         19,087   $         18,886
                                  =================  =================  =================  =================

      Total loan production, excluding bulk acquisitions, was $5.5 billion for the three months ended November 30, 1997, approximately equal to production, excluding bulk acquisitions, for the three months ended November 30, 1996. Loan production for the nine months ended November 30, 1997, excluding bulk acquisitions, increased $1.2 billion to $16.0 billion from $14.8 billion for the period from March 16, 1996 to November 30, 1996. The increases were primarily due to growth in HomeSide Lending's correspondent lending channel, which increased 27% to $10.3 billion for the nine months ended November 30, 1997 from $8.1 billion for the period from March 16, 1996 to November 30, 1996. In addition, the May 31, 1996 acquisition of Barnett Mortgage Company, a wholly-owned subsidiary of Barnett ("BMC") and the preferred partnership agreement with Barnett under which all loans originated by Barnett are sold to HomeSide contributed to the growth in production for the nine month period ended November 30, 1997 compared to the period from March 16, 1996 to November 30, 1996. HomeSide Lending also made bulk servicing acquisitions of $1.1 billion during the three months ended November 30, 1997, with no bulk servicing acquisitions occurring during the three months ended November 30, 1996.

      HomeSide Lending continues to examine a number of ways to diversify and grow revenue sources from its existing and new customer base. HomeSide has announced an alliance with a subprime lender which allows HomeSide to offer additional mortgage-related products to the production network. The subprime lending unit is scheduled to begin operations in January 1998.

   Servicing Portfolio

      Management believes that HomeSide Lending is one of the most efficient mortgage servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of approximately $98 billion, HomeSide Lending services the loans of over one million homeowners from across the United States and is committed to protecting the value of this important asset by a sophisticated risk management strategy. HomeSide Lending anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide Lending's focus on efficient and low cost processes is pursued through the selective use of automation as well as the strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures.

      The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide Lending for the three months and nine months ended November 30, 1997, the three months ended November 30, 1996, and for the period from March 16, 1996 to November 30, 1996 (in millions):


                                                                                           For the Period
                                  For the Three      For the Three      For the Nine       from March 16,
                                  Months Ended       Months Ended       Months Ended          1996 to
                                  November 30, 1997  November 30, 1996  November 30, 1997  November 30, 1996
                                  -----------------  -----------------  -----------------  -----------------
Balance at beginning of period    $         95,429   $         84,819   $         89,218   $         41,844
Acquisition of BMC                              --                 --                 --             33,082
Other additions                              6,565              5,244             19,087             19,188
                                  -----------------  -----------------  -----------------  -----------------
     Total additions                         6,565              5,244             19,087             52,270
                                  -----------------  -----------------  -----------------  -----------------
Scheduled amortization                         534                494              1,598              1,176
Prepayments                                  3,120              1,529              7,966              4,552
Foreclosures                                   220                106                532                373
Sales of servicing                             337                221                426                300
                                  -----------------  -----------------  -----------------  -----------------
     Total reductions                        4,211              2,350             10,522              6,401
                                  =================  =================  =================  =================
Balance at end of period          $         97,783   $         87,713   $         97,783   $         87,713
                                  =================  =================  =================  =================

     The number of loans serviced at November 30, 1997 was 1,161,547, compared to 1,068,000 at November 30, 1996. HomeSide Lending's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale. A key to HomeSide Lending's future growth is the proprietary servicing software purchased from Barnett. This system will allow HomeSide to double its current servicing capacity on a single system. During the three months ended November 30, 1997, HomeSide Lending transferred approximately one-third of the loans to its proprietary servicing software. After the transfer, over half of the servicing portfolio is serviced on the proprietary system. The transfer of the remaining portfolio is expected to occur by the end of 1998.

Results of Operations

Three months ended November 30, 1997 compared to three months ended November 30, 1996

   Summary

      HomeSide Lending's net income increased 39% to $22.8 million for the three months ended November 30, 1997 from $16.4 million for the three months ended November 30, 1996. Total revenues for the three months ended November 30, 1997 increased 11% to $75.6 million from $68.1 million for the three months ended November 30, 1996. The increases in net income and revenues for the three months ended November 30, 1997 compared to the three months ended November 30, 1996 were primarily attributable to increases of $7.2 million in net servicing revenue and $4.2 million in net mortgage origination revenue, while total expenses decreased by $2.1 million. The increase in net servicing revenue was mainly a result of a $10.1 billion increase in the servicing portfolio to $97.8 billion at November 30, 1997 from $87.7 billion at November 30, 1996. Net mortgage origination revenue increased due to gains in secondary marketing activities.

    Net Servicing Revenue

      Net servicing revenue was $49.6 million for the three months ended November 30, 1997 compared to $42.4 million for the three months ended November 30, 1996. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

      Mortgage servicing fees increased 19% to $107.6 million for the three months ended November 30, 1997 from $90.5 million for the three months ended November 30, 1996, primarily as a result of growth of the servicing portfolio through loan production channels and bulk servicing acquisitions. The servicing portfolio increased to $97.8 billion at November 30, 1997 compared to $87.7 billion at November 30, 1996, a 12% increase. HomeSide Lending's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.87% at November 30, 1997 and 7.91% at November 30, 1996. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.444% and 0.418% for the three months ended November 30, 1997 and the three months ended November 30, 1996, respectively. The increase in the weighted average servicing fee from the three months ended November 30, 1997 from the three months ended November 30, 1996 was due to growth of ancillary revenues, including late fees and other mortgage-related products, and higher proportions of government loans serviced which typically have a higher servicing fee. Amortization expense increased to $58.0 million for the three months ended November 30, 1997 from $48.1 million for the three months ended November 30, 1996 mainly as a result of a higher average balance of mortgage servicing rights and a decrease of 57 basis points in average mortgage interest rates from the three months ended November 30, 1996 to the three months ended November 30,
1997.  Amortization  charges are highly  dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense.

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

      Net interest revenue decreased $4.0 million to $5.1 million for the three months ended November 30, 1997 from $9.1 million for the three months ended November 30, 1996, primarily due to a decrease in the spread between average mortgage interest rates and average short-term borrowing rates on mortgage loans held for sale and an increase in interest expense, caused by increases in paid in full scheduled interest payments and a higher funding of the mortgage servicing assets. During the three months ended November 30, 1997, HomeSide Lending issued $45 million of medium-term notes to the public market at an average cost of 6.77% as of November 30, 1997. The proceeds were used to pay down existing bank debt, increasing HomeSide's borrowing capacity. An immediate benefit of this increased borrowing capacity was the investment in HomeSide's early pool buyout program, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide incurs.

Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

      Net mortgage origination revenue was $20.7 million for the three months ended November 30, 1997 compared to $16.5 million for the three months ended November 30, 1996, a 25% increase. The increase in net mortgage origination revenue during the three months ended November 30, 1997 as compared to the three months ended November 30, 1996 reflects an increase in gains from secondary marketing activities.

   Salaries and Employee Benefits

      Salaries and employee benefits expense was $19.2 million for the three months ended November 30, 1997 compared to $20.7 million for the three months ended November 30, 1996 due to the continuing integration of BMC mortgage servicing systems acquired on May 31, 1996 and decreases in commission expense from the elimination of the retail branch network. The average number of full-time equivalent employees increased to 1,805 for the three months ended November 30, 1997 from 1,708 for the three months ended November 30, 1996.

   Occupancy and Equipment Expense

      Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide Lending's premises and equipment. Occupancy and equipment expense for the three months ended November 30, 1997 was $4.3 million compared to $3.3 million for the three months ended November 30, 1996. The increase in expense was mainly due to office renovation, personal property taxes, and the increase in information systems costs required to handle the growing mortgage servicing portfolio.

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

      During the three months ended November 30, 1997, the servicing losses on investor-owned loans and foreclosure-related expenses totaled $5.2 million compared to $5.0 million for the three months ended November 30, 1996. The increase was largely attributable to the growth of the servicing portfolio resulting from loan production and increased foreclosure losses, which are likely to continue at this level as the servicing portfolio ages.

      Included in the balance of accounts payable and accrued liabilities at November 30, 1997 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide Lending's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                       November 30, 1997  November 30, 1996
                                       -----------------  -----------------
Servicing Portfolio Delinquencies,
 excluding bankruptcies
 (at end of period)
          30 days                             4.12%               3.50%
          60 days                             0.82%               0.68%
          90+ days                            0.69%               0.58%
                                       -----------------  -----------------
               Total past due                 5.63%               4.76%
                                       =================  =================

          Foreclosures pending                0.73%               0.64%
                                       =================  =================


   Other Expenses

      Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide Lending's mortgage servicing portfolio and loan production volumes.

      Other expenses during the three months ended November 30, 1997 were $9.6 million compared to $11.4 million for the three months ended November 30, 1996, primarily due to the continuing integration of the BMC mortgage servicing operations acquired on May 31, 1996.

   Income Tax Expense

      HomeSide Lending's income tax expense was $14.6 million for the three months ended November 30, 1997 and $11.4 million for the three months ended November 30, 1996. The effective income tax rates for the three months ended
November 30, 1997 and the three months ended November 30, 1996 were approximately 39% and 41%, respectively.


Results of Operations

Nine months ended November 30, 1997 compared to period from March 16, 1996 to November 30, 1996

   Summary

      HomeSide Lending's net income increased 73% to $65.6 million for the nine months ended November 30, 1997 from $38.0 million for the period from March 16, 1996 to November 30, 1996. Total revenues for the nine months ended November 30, 1997 increased 33% to $222.7 million from $167.8 million for the period from March 16, 1996 to November 30, 1996. The increases in net income and revenues for the nine months ended November 30, 1997 compared to the period from March 16, 1996 to November 30, 1996 were primarily attributable to the acquisition of BMC on May 31, 1996 and increases of $39.3 million in net servicing revenue and $15.6 million in net mortgage origination revenue. The BMC servicing portfolio was $33.1 billion at May 31, 1996 and its acquisition increased HomeSide Lending's servicing portfolio by 75% on that date, which was a major factor in the increase in net servicing revenue. In addition, subsequent increases in the size of the servicing portfolio contributed to the increased revenue. The servicing portfolio increased to $97.8 billion at November 30, 1997 from $87.7 billion at November 30, 1996, a 12% increase. As part of the BMC acquisition, Barnett agreed to sell HomeSide Lending the loans produced by the loan production networks retained by Barnett, which contributed to the increase in net mortgage origination revenue. Net interest revenue increased primarily as a result of reduced borrowing costs from the bank line of credit from improved credit ratings and the issuance of medium-term notes which expanded borrowing capacity.

 Net Servicing Revenue

      Net servicing revenue was $149.1 million for the nine months ended November 30, 1997 compared to $109.8 million for the period from March 16, 1996 to November 30, 1996. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights expense.

      Mortgage servicing fees increased 44% to $308.4 million for the nine months ended November 30, 1997 from $214.2 million for the period from March 16, 1996 to November 30, 1996, primarily as a result of the BMC acquisition and growth of the servicing portfolio through loan production channels and bulk servicing acquisitions. The servicing portfolio increased to $97.8 billion at November 30, 1997 compared to $87.7 billion at November 30, 1996. HomeSide Lending's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.87% at November 30, 1997 and 7.91% November 30, 1996. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.444% and 0.429% for the nine months ended November 30, 1997 and the period from March 16, 1996 to November 30, 1996, respectively. The increase in the weighted average servicing fee for the nine months ended November 30, 1997 from the period from March 16, 1996 to November 30, 1996 was due to growth of ancillary revenues, including late fees and revenues from other mortgage-related products, and higher proportions of government loans serviced which typically have a higher servicing fee. Amortization expense increased to $159.3 million for the nine months ended November 30, 1997 from $104.3 million for the period from March 16, 1996 to November 30, 1996 mainly as a result of a higher average balance of mortgage servicing rights and a decrease of 36 basis points in average mortgage interest rates from the period from March 16, 1996 to November 30, 1996 to the nine months ended November 30, 1997. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense.

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

      Net interest revenue decreased $0.7 million for the nine months ended November 30, 1997 to $13.1 million from $13.8 million for the period from March 16, 1996 to November 30, 1996, primarily due to a decrease in the spread between average mortgage interest rates and average short-term borrowing rates on mortgage loans held for sale and an increase in interest expense, caused by increases in paid in full scheduled interest payments and a higher funding of the mortgage servicing assets. During the nine months ended November 30, 1997, HomeSide Lending issued $750 million of medium-term notes to the public market at an average cost of 6.20% as of November 30, 1997. The proceeds were used to pay down existing bank debt, increasing HomeSide Lending's borrowing capacity. An immediate benefit of this increased borrowing capacity was the initiation of an early pool buyout program, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide Lending incurs.

   Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

      Net mortgage origination revenue was $59.2 million for the nine months ended November 30, 1997 compared to $43.6 million for the period from March 16, 1996 to November 30, 1996, an 36% increase. The increase in net mortgage origination revenue during the nine months ended November 30, 1997 as compared to the period from March 16, 1996 to November 30, 1996 is due in part to increased production resulting from the preferred seller relationship with Barnett established as part of the BMC acquisition. Barnett agreed to sell HomeSide Lending loans produced by the loan production networks retained by Barnett. The increase also reflects an increase in loan production volumes primarily through HomeSide Lending's correspondent lending channel and an increase in gains from secondary marketing activities.

   Salaries and Employee Benefits

      Salaries and employee benefits expense was $58.5 million for the nine months ended November 30, 1997 compared to $53.3 million for the period from March 16, 1996 to November 30, 1996 due to the purchase of the BMC mortgage servicing operations acquired on May 31, 1996. The average number of full-time equivalent employees increased to 1,805 for the nine months ended November 30, 1997 from 1,708 for the period from March 16, 1996 to November 30, 1996.

   Occupancy and Equipment Expense

      Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide Lending's premises and equipment. Occupancy and equipment expense for the nine months ended November 30, 1997 was $11.9 million compared to $8.3 million for the period from March 16, 1996 to November 30, 1996. The increase in expense was mainly due to the purchase of the BMC mortgage servicing operations acquired on May 31, 1996.

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

      During the nine months ended November 30, 1997, the servicing losses on investor-owned loans and foreclosure-related expenses totaled $15.7 million compared to $13.0 million for the period from March 16, 1996 to November 30, 1996. The increase was largely attributable to the growth of the servicing portfolio resulting from loan production and increased foreclosure losses, which are likely to continue at this level as the servicing portfolio ages.

      Included in the balance of accounts payable and accrued liabilities at November 30, 1997 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide Lending's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                       November 30, 1997  November 30, 1996
                                       -----------------  -----------------
Servicing Portfolio Delinquencies,
 excluding bankruptcies
 (at end of period)
          30 days                              4.12%             3.50%
          60 days                              0.82%             0.68%
          90+ days                             0.69%             0.58%
                                       =================  =================
               Total past due                  5.63%             4.76%
                                       =================  =================
          Foreclosures pending                 0.73%             0.64%
                                       =================  =================

   Other Expenses

      Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide Lending's mortgage servicing portfolio and loan production volumes.

      Other expenses during the nine months ended November 30, 1997 were $29.1 million compared to $28.9 million for the period from March 16, 1996 to November 30, 1996, primarily due to the acquisition of the BMC mortgage servicing operations on May 31, 1996.

   Income Tax Expense

      HomeSide Lending's income tax expense was $41.9 million for the nine months ended November 30, 1997 and $26.4 million for the period from March 16, 1996 to November 30, 1996. The increases were attributable to increases in net income. The effective income tax rates for the nine months ended November 30, 1997 and the period from March 16, 1996 to November 30, 1996 were approximately 39% and 41%, respectively.


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

      Since its formation, HomeSide Lending has utilized options on U.S. Treasury bond futures and U.S. Treasury bond futures to protect a significant portion of the market value of its mortgage servicing portfolio from a decline in value. The risk management instruments used by HomeSide have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management instruments tend to decline in value as interest rates rise. Accordingly, changes in value of these hedge instruments will tend to move inversely with changes in value of HomeSide Lending's mortgage servicing rights.

      These risk management instruments are designated as hedges on the purchase date and such designation is at a level at least as specific as the level at which mortgage servicing rights are evaluated for impairment. The risk management instruments are marked-to-market with changes in market value deferred as an adjustment to the carrying value of the related mortgage servicing right asset being hedged. Changes in market value that are deferred are amortized and evaluated for impairment in the same manner as the related mortgage servicing rights. The effectiveness of HomeSide Lending's hedging activity can be measured by the correlation between changes in the value of the risk management instruments and changes in the value of HomeSide Lending's mortgage servicing rights. This correlation is assessed on a quarterly basis to ensure that high correlation is maintained over the term of the hedging program. During each of the periods presented, HomeSide Lending has experienced a high measure of correlation between changes in the value of mortgage servicing rights and the risk management instruments. However, in periods of rising interest rates, the increase in value of mortgage servicing rights may outpace the decline in value of the options included in the hedge position, because the loss on options is limited to the premium paid.

         The hedge strategy continued to perform as expected during the three months ended November 30, 1997 and proved especially effective as long-term rates reached their lowest level since November of 1996. For the three months ended November 30, 1997 and 1996, HomeSide experienced net gains on risk management contracts of $161.5 million and $133.3 million, respectively. For the nine months ended November 30, 1997 and for the period from March 16, 1996 to November 30, 1997, net gains on risk management contracts were $108.9 million and $60.2 million, respectively. The decrease in the estimated fair value of the mortgage servicing rights approximated the net gains on risk management contracts for these periods. HomeSide's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management option contracts at November 30, 1997 was $87.0 million, and the fair value of open futures contracts was $3.7 million, which was equal to their carrying amount because the risk management instruments are marked-to-market at each reporting date.


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

   Operations

      Net cash used in operations was $18.9 million for the nine months ended November 30, 1997. Proceeds from the issuance of the medium-term notes were primarily used to fund loan originations. These uses of cash were offset by cash provided from servicing fee income, loan sales and principal repayments. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Higher cash demands to meet increased loan production levels are primarily met through borrowings and loan sales.

    Investing

      Net cash used in investing activities was $659.2 million for the nine months ended November 30, 1997. Cash used in investing activities was primarily used for the purchase and origination of mortgage servicing rights, the purchase of options of U.S. Treasury bond futures as part of HomeSide Lending's hedging program, and the funding of the early pool buyout program. Other assets increased $82.9 million to $158.4 million at November 30, 1997 from $75.5 million at February 28, 1997 primarily as a result of an increase in loans held for investment and an increase in HomeSide's hedge asset. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide Lending's hedging needs. HomeSide Lending is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.

   Financing

      Net cash provided by financing activities was $642.0 million for the nine months ended November 30, 1997. The primary source of cash from financing activities during the period was $750.0 million from the issuance of medium-term notes. Cash used in financing activities was used for the payment of debt issue costs and repayments to HomeSide's line of credit.

      During the nine months ended November 30, 1997, net cash used in operations was $18.9 million, net cash used in investing activities was $659.2 million and net cash provided by financing activities was $642.0 million, resulting in a net decrease in cash of $36.1 million. HomeSide Lending expects that to the extent cash generated from operations is inadequate to meet its liquidity needs, those needs can be met through financing from its bank credit facility and other facilities which may be entered into from time to time, as well as from the issuance of debt securities in the public markets. Accordingly, HomeSide Lending does not currently anticipate that it will make sales of servicing rights to any significant degree for the purpose of generating cash. Nevertheless, in addition to its cash and mortgage loans held for sale balances, HomeSide Lending's portfolio of mortgage servicing rights provides a potential source of funds to meet liquidity requirements, especially in periods of rising interest rates when loan origination volume slows. Repurchase agreements also provide an alternative to the bank line of credit for mortgages held for sale. Future cash needs are highly dependent on future loan production and servicing results, which are influenced by changes in long-term interest rates.



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

ITEM 6.  Exhibits and Reports on Form 8-K

    (a) The following documents are filed as a part of this Report:

                       Number  Description

                          2    Agreement  and  Plan of  Merger  dated  as of
                               October  25,  1997  by and  between  National
                               Australia   Bank   Limited  and  the  Parent,
                               HomeSide,  Inc. (Incorporated by reference to
                               the Definitive  Proxy  Statement of HomeSide,
                               Inc.  filed with the SEC on December 15, 1997
                               (File No. 1-12655)).
                         10    Amendment  dated as of September  30, 1997 to
                               Credit  Agreement  dated  as of  January  31,
                               1997,  among HomeSide  Lending,  Inc. and the
                               Lenders party thereto.
                         12    Computation of Ratio of Earnings to Fixed Charges
                         27    Financial Data Schedule


      (b)   Reports on form 8-K

          HomeSide Inc., the Parent, filed a report on Form 8-K dated October 25, 1997 to report under "Item 5. Other Events" that HomeSide and National Australia Bank Limited entered into an Agreement and Plan of Merger dated as of October 25, 1997.



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HomeSide Lending, Inc.
                                       Registrant)

Date: January 13, 1998                 By: /s/Joe K. Pickett
                                           -----------------
                                           Joe K. Pickett
                                       Chairman and Chief Executive Officer


Date: January 13, 1998                 By: /s/Kevin D. Race
                                           ----------------
                                           Kevin D. Race
                                       Executive Vice President,
                                       Chief Financial and Accounting Officer