Form 10-K
period 1998-02-10
HOMESIDE LENDING INC
filed 1998-05-11
CIK 1031258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934

     For the fiscal year ended February 10, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                           Commission File No. 1-12979

                             HomeSide Lending, Inc.
             (Exact name of registrant as specified in its charter)

           Florida                                       59-2725415
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

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date.

     Title of each class                        Outstanding at February 10, 1998
     -------------------                        --------------------------------

Common Stock, $1.00 Par Value                        100 shares

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


                       DOCUMENTS INCORPORATED BY REFERENCE
      Current Report on Form 8-K dated February 25, 1998, April 3, 1998, April 15, 1998 and May 8, 1998.

                                     PART I

ITEM 1.  BUSINESS


General

         HomeSide Lending is one of the largest full-service residential mortgage banking companies in the United States. HomeSide Lending's strategy emphasizes variable cost mortgage origination and low cost servicing. HomeSide Lending's mortgage loan production volume, excluding bulk purchases, was $20.5 billion for the period from March 1, 1997 through February 10, 1998 and $20.9 billion for the period from March 16, 1996 to February 28, 1997. Its servicing portfolio was $98.9 billion on February 10, 1998 and $ 89.2 billion on February 28, 1997. HomeSide Lending ranks as the 5th largest originator and 6th largest servicer in the United States for calendar year 1997 based on data published by Inside Mortgage Finance.

         The residential mortgage market totaled over $3.9 trillion in 1996 and is the second largest debt market in the world, exceeded only by the United States Treasury market. The residential mortgage market has grown at a compound annual rate of approximately 8% since 1985. HomeSide Lending competes in a mortgage banking market which is highly fragmented with no single company controlling or dominating the market. In 1997, the largest originator represented 6.5% of the market and the largest servicer represented 5.0%, while the top 30 originators and servicers represented 48.0% and 48.7% of their markets, respectively, based on data published by Inside Mortgage Finance. Residential mortgage lenders compete primarily on the basis of loan pricing and service, making effective cost management essential. The industry has experienced rapid consolidation which has been accelerated by the introduction of significant technology improvements and the economies of scale present in mortgage servicing. The top 10 mortgage loan servicers have increased their aggregate market share from 16.6% in 1990 to 30.2% in 1997.

         HomeSide Lending's business strategy is to increase the volume of its loan originations and the size of its servicing portfolio while continuing to improve operating efficiencies. In originating mortgages, HomeSide Lending focuses on variable cost channels of production, including correspondent, broker, consumer direct, affinity, and co-issue sources. HomeSide Lending also pursues strategic relationships with other production sources to acquire and service residential mortgage loans. Management believes that these variable cost channels of production deliver consistent origination opportunities for HomeSide Lending without the fixed cost investment associated with traditional retail mortgage branch networks. HomeSide Lending believes that its ongoing investment in technology will further enhance and expand existing processing capabilities and improve its efficiency. Based on independent surveys of direct cost per loan and loans serviced per employee, management believes that HomeSide Lending has been one of the industry's most efficient mortgage servicers. The Company's average cost per employee approximates the average cost per employee of its major competitors.

         HomeSide Lending plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide Lending intends to pursue additional loan portfolio acquisitions and strategic origination relationships similar to its existing agreement with BankBoston, N.A. ("BKB").

         HomeSide Lending's business activities consist primarily of:

               Mortgage  production:  origination  and  purchase of  residential single family  mortgage  loans  through  multiple  channels  including correspondents, strategic partners, mortgage brokers, co-issue partners, direct consumer telemarketing and affinity programs;

               Servicing: administration, collection and remittance of monthly mortgage principal and interest payments, collection and payment of property taxes and insurance premiums and management of certain loan default activities;

               Secondary marketing: sale of residential single family mortgage loans as pools underlying mortgage-backed securities guaranteed or issued by governmental or quasi-governmental agencies or as whole loans or private securities to investors; and

               Risk management: management of a program designed primarily to protect the economic performance of the servicing portfolio that could otherwise be adversely affected by loan prepayments due to declines in interest rates.

Production

         HomeSide Lending, Inc. participates in several origination channels, with a focus on wholesale origination. Since the acquisition of BancBoston Mortgage Corporation ("BBMC"), wholesale channels (correspondent, co-issue, and broker) have represented more than 95% of HomeSide Lending's total production. Excluding the volumes purchased from BKB and Barnett Bank, N.A. ("Barnett"), no single source within the correspondent or broker channels accounted for more than 3% of total production during the period from March1, 1997 to February 10, 1998 and the period from March 16, 1996 to February 28,1997. HomeSide Lending's other origination channels include telemarketing, direct mail campaigns and other advertising, and mortgages related to affinity group and co-branding partnerships. HomeSide Lending also purchases servicing rights in bulk from time to time. This multi-channel production base provides access to and flexibility among production channels in a wide variety of market and economic conditions. The following table sets forth production detail by HomeSide Lending's origination channels:

Residential Loan Production by Channel

                                       For the Period from   For the Period from
                                        March 1, 1997 to      March 16, 1996 to
(dollars in millions)                   February 10, 1998     February 28, 1997
                                       -------------------   -------------------
Wholesale:
  Correspondent (includes volumes
    purchased from BKB and Barnett)         $ 13,304               $ 11,113
Co-issue (a)                                   5,584                  8,222
Broker                                         1,305                    843
                                       -------------------   -------------------
    Total wholesale                           20,193                 20,178
Direct                                           337                    700
                                       -------------------   -------------------
   Total production                           20,530                 20,878
Bulk acquisitions (a)                          3,446                  4,073
                                       -------------------   -------------------
   Total production and acquisitions        $ 23,976               $ 24,951
                                       ===================   ===================
---------------------
(a) Represents the acquisition of servicing rights, not the underlying loans. Amounts represent the unpaid principal balance of mortgage debt to which the acquired servicing rights relate.

         HomeSide Lending competes nationwide by offering a wide variety of mortgage products designed to respond to consumer needs and tailored to address market competition. HomeSide Lending is primarily an originator of fixed rate 15- and 30-year mortgage loans, which collectively represented 78% of the total production in the period from March 1, 1997 to February 10, 1998 and 73% of total production in the period from March 16, 1996 to February 28, 1997. HomeSide Lending also offers other products, such as ARMs, balloon, and jumbo mortgages.

         HomeSide Lending's national loan production operation has resulted in geographically diverse originations, enabling HomeSide Lending to diversify its risk across many markets in the United States. HomeSide Lending's servicing portfolio composition reflects its production markets. The largest segments of the servicing portfolio by state on February 10, 1998 were Florida (17.2% of unpaid principal balance of production), California (15.3%), Massachusetts (7.0%), Texas (6.3) and Maryland (4.6%). The largest segments of the servicing portfolio by state on February 28, 1997 were Florida (18.7% of unpaid principal balance), California (15.4%), Massachusetts (8.4%), Texas (6.1%), and Maryland (4.6%).

         The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general national pattern of sales and resales of homes. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. Refinancings tend to be less seasonal and more closely related to changes in interest rates. Historically, changes in the interest rate environment have mitigated the impact of seasonality on HomeSide Lending's results of operations. In addition, delinquency rates typically rise in the winter months, which result in higher servicing costs. However, late charge income has historically been sufficient to offset such incremental expenses.

         HomeSide Lending's production strategy is to maintain and improve its reputation as one of the largest, most cost effective originators of mortgage loans nationwide. HomeSide Lending pursues this strategy through an emphasis on wholesale and centralized direct production, the use of contract and delegated underwriters, a high degree of automation in its processing and direct originations and quality control. HomeSide Lending plans to expand production through its low cost wholesale and direct channels and to continue to streamline its production operation. HomeSide Lending plans to continue to pursue bulk acquisitions in the secondary market for mortgage servicing rights on an opportunistic basis.


Wholesale Production

      Correspondent Production

         Through its correspondent program, HomeSide Lending purchases loans from approximately 500 commercial banks, savings and loan associations, licensed mortgage lenders and other financial intermediaries. The correspondent takes the mortgage application and processes the loan, which is either underwritten through contract underwriters or, in some cases, the correspondent to whom underwriting authority has been delegated. Closing documents are submitted to HomeSide Lending for legal review and funding. The participants in this program are prequalified and monitored on an ongoing basis by HomeSide Lending. If a correspondent subsequently fails to meet HomeSide Lending's requirements, HomeSide Lending typically terminates the relationship. Correspondents are also required to repurchase loans in the event of fraud or misrepresentation in the origination process and for certain other reasons.




      Co-Issue Production

         Co-issue production, which represents the purchase of servicing rights from a correspondent under contracts to deliver specified volumes on a monthly or quarterly basis, is another main source of HomeSide Lending's production. The co-issue correspondent controls the entire loan process from application to closing. This arrangement particularly suits large originators who have the ability to deliver on an automated basis. Reflecting this delegated underwriting authority, the co-issue correspondent is obligated to make certain representations and warranties and is required to repurchase loans in the event of fraud or misrepresentation in the origination process or for certain other reasons.

      Broker Production

         Under its broker program, HomeSide Lending funds loans at closing from a network of approximately 450 mortgage brokers nationwide. The broker controls the process of application and loan processing. A pre-closing quality control review is performed by HomeSide Lending to verify the borrower's credit. All loans originated through brokers are underwritten by HomeSide Lending's approved contract underwriters. Loans are funded by HomeSide Lending and may be closed in either the broker's name or HomeSide Lending's name. Participants in this program prequalify on the basis of creditworthiness, mortgage lending experience and reputation. Each broker is subject to annual and ongoing reviews by HomeSide Lending.

Direct Production

      HomeSide Lending's direct production includes the use of telemarketing to solicit loans from several sources, including refinancing of mortgage loans in HomeSide Lending's existing servicing portfolio, leads generated from direct mail campaigns and other advertising, and mortgages related to affinity group and co-branding partnerships. HomeSide Lending believes that these efforts will have a significant effect on increasing the percentage of loans captured by the direct division from loan prepayments in HomeSide Lending's servicing portfolio. Refinancing retention represents the percentage of loans refinanced through HomeSide Lending's direct channel that were serviced by HomeSide Lending prior to refinancing.

Bulk Acquisition

      Bulk acquisition is the large scale purchase of mortgage servicing rights. In connection with such acquisitions, HomeSide Lending does not purchase the underlying mortgage loans which were originated by other originators. HomeSide Lending may purchase servicing rights on an exclusive basis or through a competitive bidding process and plans to continue this practice on an opportunistic basis in order to grow its servicing portfolio and benefit from economies of scale.

Underwriting and Quality Control

      Underwriting

         HomeSide Lending's loans are underwritten in accordance with applicable FNMA, FHLMC, VA, and FHA guidelines, as well as certain private investor requirements. The underwriting process is organized by origination channel and by loan type. HomeSide Lending currently employs underwriters with an average of ten years of underwriting experience.

         HomeSide Lending requires approximately 80% of its correspondent lenders to have their loans underwritten by third party contract underwriters prior to purchase. These contract underwriters are designated by HomeSide Lending and include General Electric Capital Corp., Mortgage Guaranty Insurance Corp., and Private Mortgage Insurance Corp. HomeSide Lending grants delegated underwriting status to the remaining approximately 20% of correspondents which enables the correspondents to submit conventional loans to HomeSide Lending without prior underwriting approval. Generally, HomeSide Lending grants delegated underwriting status to its larger correspondents who meet financial strength, delinquency, underwriting and quality control standards, and such correspondents are monitored regularly. The FHA and VA require that loans be underwritten by the originating lender on an Agency-approved or delegated basis. If issuance of FHA guarantees or VA insurance certificates is denied, the correspondent must repurchase the loan.

        HomeSide Lending's underwriting process for its retail production operation is fully automated. The automated underwriting technology incorporates credit scoring and appraisal evaluation systems. These systems employ rules-based and statistical technologies to evaluate the borrower, the property and salability of the loan to the secondary market. HomeSide Lending believes that these technologies have contributed to improved productivity and reduced underwriting and processing turnaround time.

      Quality Control

         HomeSide Lending maintains a compliance and quality assurance department that operates independently of the production, underwriting, secondary marketing and loan administration department. For its production compliance process, HomeSide Lending randomly selects a statistical sample of all closed loans monthly for review. The sample generally comprises 3.5% - 4% of all loans closed each month. This review includes a credit scoring and reunderwriting of such loans, ordering second appraisals on 10% of the sample, reverifying funds, employment and final applications and reordering credit reports on all loans selected. In addition, a full underwriting review is conducted on (i) all jumbo loans that go into default during the first thirty-six months from the date of origination and (ii) all other loans that go into default during the first six months from the date of origination. Document and file reviews are also undertaken to ensure regulatory compliance. In addition, random reviews of the servicing portfolio, covering selected aspects of the loan administration process, are conducted.

        HomeSide Lending monitors the performance of the underwriting department through quality assurance reports, HUD/VA reports and audits, reviews and audits by regulatory agencies, investor reports and mortgage insurance company audits. According to HomeSide Lending's quality control findings, less that 1% of its loans have underwriting issues that affect salability to the secondary market. Flaws in these loans are generally corrected; otherwise, the holder of the mortgage-backed security is indemnified against future losses resulting from such flaws by HomeSide Lending or, ultimately, the originating correspondent. Correspondents or co-issue partners are required to repurchase any flawed loans originated by them.

Secondary Marketing

      HomeSide Lending customarily sells all loans that it originates or purchases while retaining the servicing rights to such loans. HomeSide Lending aggregates mortgage loans into pools and sells these pools, as well as individual mortgage loans, to investors principally at prices established under forward sales commitments. HomeSide Lending's FHA and VA loans are generally pooled and sold in the form of GinnieMae ("GNMA") Mortgage Backed Securities. Conforming conventional mortgage loans are generally pooled and exchanged under the purchase and guarantee programs sponsored by Fannie Mae and FHLMC for Fannie Mae Mortgage Backed Securities or FHLMC participation certificates, respectively. HomeSide Lending pays certain guarantee fees to the Agencies in connection with these programs and then sells the GNMA, Fannie Mae and FHLMC securities to securities dealers. A limited number of mortgage loans (i.e. non-conforming loans) are sold to private investors. For the period from March 1, 1997 to February 10, 1998, approximately 92% of the mortgage loans originated by HomeSide Lending were sold to GNMA (47%), FNMA (31%), and FHLMC (14%). For the period from March 16, 1996 to February 28, 1997, approximately 78% of the mortgage loans originated by HomeSide Lending were sold to GNMA (38%), FNMA (27%), and FHLMC (13%). The remaining were sold to private investors.

      The sale of mortgage loans may generate a gain or loss to HomeSide Lending. Gains or losses result primarily from two factors. First, HomeSide Lending may purchase a loan at a price that may be higher or lower than HomeSide Lending would receive if it immediately sold the loan in the secondary market. These pricing differences occur principally as a result of competitive pricing conditions in the primary loan origination market. Second, gains or losses may result from fluctuations in interest rates that create changes in the market value of the loans or commitments to purchase loans, from the time the interest rate commitment is given to the mortgagor until the loan is sold to an investor.

      HomeSide Lending assesses the interest rate risk associated with outstanding commitments that it has extended to fund loans and hedges the interest rate risk of these commitments based upon a number of factors, including the remaining term of the commitment, the interest rate at which the commitment was provided, current interest rates and interest rate volatility. HomeSide Lending constantly monitors these factors and adjusts its hedging on a daily basis as needed. HomeSide Lending uses the Quantitative Risk Management system, a sophisticated hedging, reporting and evaluation system, which has the ability to perform analyses under various interest rate scenarios. HomeSide Lending's interest rate risk is currently hedged using a combination of forward sales of mortgage backed securities and over-the-counter options, including both puts and calls, on fixed income securities. HomeSide Lending generally commits to sell to investors for delivery at a future time for a stated price all of its closed loans and a percentage of the mortgage loan commitments for which the interest rate has been established. HomeSide Lending aims to price loans competitively, hedge the interest rate risk of loan originations and sell loans on a break-even basis. For the period from March 1, 1997 to February 10, 1998 and the period from March 16, 1996 to February 28, 1997, HomeSide Lending has not experienced secondary marketing losses on an aggregate basis.

      HomeSide Lending's policy is to sell mortgage loans on a non-recourse basis. However, in the case of VA loans used to form GNMA pools, the VA's loan guarantees do not cover the entire principal balance of the loan and HomeSide Lending is responsible for losses which exceed the VA's guaranteed limitations. In connection with HomeSide Lending's loan exchanges and sales, HomeSide Lending makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards, and to the accuracy of information. In the event of a breach of these representations and warranties, HomeSide Lending typically corrects such problems, but, if the problems cannot be corrected, may be required to repurchase such loans. In cases where loans are originated by a correspondent, HomeSide Lending may sell the flawed loan back to the correspondent under a repurchase obligation.

Loan Servicing

      HomeSide Lending derives its revenues predominantly from its servicing operations. HomeSide Lending anticipates that the sale of servicing rights will not be a significant component of its business strategy in the future. Since its formation, HomeSide Lending has also maintained a risk management program designed to protect, within certain parameters, the economic value of its servicing portfolio, which is subject to prepayment risk when interest rates decline, providing mortgagors with refinancing opportunities.

      Loan servicing includes collecting payments of principal and interest from borrowers, remitting aggregate loan payments to investors, accounting for principal and interest payments, holding escrow funds for payment of mortgage related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and other miscellaneous duties related to loan administration. HomeSide Lending collects servicing fees from monthly mortgage payments. These fees generally range from 0.25% to 0.50% of the declining principal balances of the loans per annum. HomeSide Lending's weighted average servicing fee including ancillary income was 0.438% for the period from March 1, 1997 to February 10, 1998 and 0.432% for the period from March 16, 1996 to February 28, 1997. HomeSide Lending also maintains certain subservicing relationships whereby servicing is performed by another servicer under an agreement with HomeSide Lending, which remains contractually responsible for servicing the loans. Subservicing relationships are often entered into as part of a bulk servicing acquisition where the selling institution continues to perform servicing until the loans are transferred to the purchasing institution.

      HomeSide Lending's servicing strategy is to continue to build its mortgage servicing portfolio and benefit from the economies of scale inherent in the business. HomeSide Lending services substantially all of the mortgage loans that it originates. In addition, HomeSide Lending purchases the rights to service mortgage loans originated by other lenders.

      As part of the BMC Acquisition, HomeSide Lending acquired a full-service mortgage company in Hawaii, Honolulu Mortgage Co. Honolulu Mortgage's servicing portfolio totaled $1.9 billion at November 30, 1996 and its loan production was $257.4 million from its acquisition on May 31, 1996 to February 18, 1997. In February 1997, Honolulu Mortgage Co. sold substantially all its assets to an unaffiliated third party. The sale did not materially affect HomeSide Lending's financial results.

      HomeSide Lending's servicing strategy is also to enhance the profitability of its servicing activities through low cost and efficient processes. This strategy is pursued through highly automated, cost effective processing systems, strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures. HomeSide Lending outsources to third party vendors functions relating to insurance, taxes and default management, contributing to HomeSide Lending's ability to maintain a highly variable cost structure. Using a variety of factors, including loans serviced per employee and direct cost per loan, management believes that HomeSide Lending is one of the nation's most efficient servicers based on industry surveys. Management believes that its low cost servicing provides it with a competitive advantage in the industry.

Servicing Portfolio Composition

      HomeSide Lending originates and purchases servicing rights for mortgage loans nationwide. The broad geographic distribution of HomeSide Lending's servicing portfolio reflects the national scope of HomeSide Lending's originations and bulk servicing acquisitions. The nine largest states accounted for 64.5% of the outstanding unpaid principal balance ("UPB") of HomeSide Lending's total servicing portfolio on February 10, 1998, while the largest volume by state is Florida with a 17.2% share of the total portfolio on February 10, 1998. The nine largest states accounted for 66.9% of the outstanding UPB of HomeSide Lending's total servicing portfolio on February 28, 1997, while the largest volume by state is Florida with a 18.7% share of the total portfolio on February 28, 1997. HomeSide Lending actively monitors the geographic distribution of its servicing portfolio to maintain a mix that it deems appropriate and makes adjustments as it considers necessary.

      The following table sets forth the geographic distribution of the Company's servicing portfolio as of February 10, 1998 and February 28, 1997:

                                   Servicing Portfolio by State (a)

                            At February 10, 1998        At February 28, 1997
                            --------------------        --------------------
(dollars in millions)       UPB         % of UPB        UPB         % of UPB
                            ---         --------        ---         --------

Florida                $  16,664         17.2%        $  16,559       18.7%
California                14,858         15.3            13,686       15.4
Massachusetts              6,792          7.0             7,383        8.4
Texas                      6,096          6.3             5,434        6.1
Maryland                   4,424          4.6             4,079        4.6
Georgia                    3,720          3.8             3,427        3.9
Virginia                   3,377          3.5             3,218        3.6
Illinois                   3,729          3.8             2,913        3.3
New York                   2,939          3.0             2,517        2.9
Other (b)                 34,327         35.5            29,244       33.1
                       -----------------------------------------------------
Total                  $  96,926        100.0%        $  88,460      100.0%
                       =====================================================
--------------
(a) Servicing statistics are based on loans serviced by HomeSide Lending and exclude loans purchased but not yet on the servicing system.
(b) No other state represents more than 2.9% of HomeSide Lending's servicing portfolio.

      At February 10, 1998, HomeSide Lending's servicing portfolio consisted of $74.2 billion of FHA/VA servicing and $24.7 billion of conventional servicing. At February 28, 1997, HomeSide Lending's servicing portfolio consisted of $29.4 billion of FHA/VA servicing and $59.0 billion of conventional servicing.

      The weighted average interest rate of the loans in the Company's servicing portfolio at February 10, 1998 was 7.85% and at February 28, 1997 was 7.92%. HomeSide Lending's servicing portfolio of loans was stratified by interest rate as follows:

                                                Servicing Portfolio by Interest Rate
                              At February 10, 1998                             At February 28, 1997
                              --------------------                             --------------------
                     UPB (a)                                         UPB (a)
                   (dollars in                      Cumulative    (dollars in                  Cumulative
Interest Rate       millions)      % of UPB       % of UPB         millions)      % of UPB     % of UPB
-------------      ------------    --------       ---------       -----------     --------     --------
Less than 6.0%       $    922         0.9%           0.9%          $    983          1.1%         1.1%
6.0% to 6.9%           10,851          11.2         12.1              9,633         10.9         12.0
7.0% to 7.9%           41,895         43.2          55.3             37,542         42.4         54.4
8.0% to 8.9%           34,076         35.2          90.5             29,293         33.1         87.5
9.0% to 9.9%            6,331          6.5          97.0              7,274          8.2         95.7
10.0% to 10.9%          2,227          2.3          99.3              2,912          3.3         99.0
Over 11.0%                624          0.7         100.0                823          1.0        100.0
                  ------------- --------------                    ----------- -------------
         Total       $ 96,926         100.0%                       $ 88,460        100.0%
                  ============= ==============                    =========== =============

------------------------------

(a) Servicing statistics are based on loans serviced by HomeSide Lending and exclude loans purchased not yet on servicing system.

Loan Servicing Credit Issues

      HomeSide Lending is affected by loan delinquencies and defaults on loans that it services. Under certain types of servicing contracts, particularly contracts to service loans that have been pooled or securitized, HomeSide Lending must forward all or part of the scheduled payments to the owner of the loan, even when loan payments are delinquent. Also, to protect their liens on mortgaged properties, owners of loans usually require a servicer to advance scheduled mortgage and hazard insurance and tax payments even if sufficient escrow funds are not available. HomeSide Lending is generally reimbursed, subject to certain limitations with respect to FHA/VA loans as described below, by the mortgage owner or from liquidation proceeds for payments advanced that the servicer is unable to recover from the mortgagor, although the timing of such reimbursements is typically uncertain. In the interim, HomeSide Lending absorbs the cost of funds advanced during the time the advance is outstanding. Further, HomeSide Lending bears the increased costs of collection activities on delinquent and defaulted loans. HomeSide Lending also foregoes servicing income from the time such loans become delinquent until foreclosure, when, if any proceeds are available, HomeSide Lending may recover such amounts. Delinquency rates typically rise in the winter months, which result in higher servicing costs. However, late charge income has historically been sufficient to offset such incremental expenses.

      HomeSide Lending periodically incurs losses attributable to servicing FHA and VA loans for investors, including actual losses for final disposition of loans that have been foreclosed or assigned to the FHA or VA and accrued interest on such FHA or VA loans for which payment has not been received. For HomeSide Lending, servicing losses on investor-owned loans and foreclosure-related expenses totaled $22.0 million for the period March 1, 1997 to February 10, 1998, and $17.9 million for the period from March 16, 1996 to February 28, 1997, primarily representing losses on VA loans. The VA guarantees the initial losses on a loan. The guaranteed amount generally ranges from 20% to 35% of the original principal balance. Before each foreclosure sale, the VA determines whether to bid by comparing the estimated net sale proceeds to the outstanding principal balance and the servicer's accumulated reimbursable costs and fees. If this amount is a loss and exceeds the guaranteed amount, the VA typically issues a no-bid and pays the servicer the guaranteed amount. Whenever a no-bid is issued, the servicer absorbs the loss, if any, in excess of the sum of the guaranteed principal and amounts recovered at the foreclosure sale. HomeSide Lending's historical delinquency and foreclosure rate experience on VA loans has generally been consistent with that of the industry.

      Management believes that it has an adequate level of reserve based on HomeSide Lending's servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

The following table sets forth HomeSide Lending's delinquency and foreclosure experience:

                                                   Servicing Portfolio Delinquencies
                                                        (Percent by Loan Count)
                                               At February 10, 1998        At February 28, 1997
                                               --------------------        --------------------
Delinquent Mortgage Loans (at end of period)
   30 Days                                          3.52%                      3.27%
   60 Days                                          0.78                       0.69
   90 Days                                          0.72                       0.54
       Total Delinquencies                          5.02%                      4.50%
Foreclosure Pending (at end of period)              0.74%                      0.72%

Servicing Portfolio Hedging Program

      The value of HomeSide Lending's servicing portfolio is subject to volatility in the event of unanticipated changes in prepayments. As interest rates increase, prepayments by mortgagors decrease as fewer owners refinance, increasing expected future cash flows from servicing revenue. Conversely, as interest rates decrease, prepayments by mortgagors increase as homeowners seek to refinance their mortgages, reducing expected future cash flows from servicing revenues on those prepaid mortgages. Since the value of servicing rights is based on the net present value of future cash flows, the value of the portfolio decreases in a declining interest rate environment and increases in a rising rate environment.

      HomeSide Lending's risk management policy is designed to minimize exposure to loss in the value of the servicing portfolio caused by prepayments due to declines in interest rates. The servicing portfolio is valued using market discount rates and market consensus prepayment speeds, among other variables. The value is then analyzed under various interest rate scenarios that help HomeSide Lending estimate its exposure to loss. This potential loss exposure determines the hedge profile, which is monitored daily and may be adjusted to reflect significant moves in key variables such as interest rate and yield curve changes and revised prepayment speed assumptions. Results of the risk management program depend on a variety of factors, including the hedge instruments typically issued by HomeSide Lending, the relationship between mortgage rates and Treasury securities and certain other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - HomeSide Lending
- for the period from March 1, 1997 to February 10, 1998 and the period from March 16, 1996 to February 28, 1997- Results of Operations - Risk Management Activities".

      The FASB has been evaluating the accounting for derivative financial instruments and hedging activities. The FASB has issued an exposure draft and numerous comments have been received. It is unclear what changes will ultimately be made to such exposure draft. Under current practice, derivative financial instruments may be accounted for as hedges with changes in the value deferred as a component of the asset or liability being hedged, provided the instruments are designated as a hedge and reduce exposure to loss with a high correlation. Management of HomeSide Lending is unable to predict what effect, if any, changes in accounting principles would have on HomeSide Lending's financial statements or HomeSide Lending's use of hedge accounting.

Servicing Integration


       HomeSide Lending intends to convert the entire servicing platform to its proprietary software. This proprietary servicing technology accommodates all areas of loan servicing, including loan setup and maintenance, cashiering, escrow administration, investor accounting, customer service and default management. The platform is mainframe based, with on-line, real-time architecture and is supported by an experienced staff of over 30 technology providers.

       HomeSide Lending expects to achieve significant competitive advantages over time by converting to the proprietary servicing software, which is expected to cost less to operate and is configured to accommodate growth more efficiently than HomeSide Lending's current outsourced system. Once the conversion has been completed, this architecture is expected to support HomeSide Lending's portfolio growth up to approximately twice the number of loans serviced on a single system. The system is also expected to permit continued development of workflow and other client-server applications, contributing to increased productivity.

At February 10, 1998 and February 28, 1997, approximately 512,732 and 406,221 loans, respectively, were serviced on the proprietary system at HomeSide Lending's San Antonio facility. The remainder of the loans serviced at the Jacksonville facility is expected to be transferred by the end of calendar year 1998.

Regulation

      HomeSide Lending's mortgage banking business is subject to the rules and regulations of HUD, FHA, VA, Fannie Mae, FHLMC, GNMA and other regulatory agencies with respect to originating, processing, underwriting, selling, securitizing and servicing mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on HomeSide Lending, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and set maximum loan amounts. Moreover, lenders such as HomeSide Lending are required annually to submit audited financial statements to Fannie Mae, FHLMC, GNMA and HUD and to comply with each regulatory entity's own financial requirements. HomeSide Lending's business is also subject to examination by Fannie Mae, FHLMC and GNMA and state regulatory agencies at all times to assure compliance with applicable regulations, policies and procedures.

      Mortgage origination activities are subject to the provisions of various federal and state statutes including, among others, the Equal Credit Opportunity Act, the Federal Truth-in Lending Act, RESPA, the Fair Housing Act, and the regulations promulgated thereunder, which among other provisions, prohibit discrimination, prohibit unfair and deceptive trade practices and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, limit fees and charges paid by borrowers and lenders, and otherwise regulate terms and conditions of credit and the procedures by which credit is offered and administered. Many of the aforementioned regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to loss of approved status, termination of servicing contracts without compensation to the servicers, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions. Such regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise restricting HomeSide Lending's ability to conduct its business as it is now conducted.

      During the period that BKB or Barnett, or any of their subsidiaries, held a material ownership interest in HomeSide Lending and its subsidiaries (i) were under the jurisdiction, supervision, and examining authority of the OCC, and
(ii) could only engage in activities that were part of, or incidental to, the business of banking. The OCC has specifically ruled that mortgage banking is a proper incident to the business of banking.

      There are various other state and local laws and regulations affecting HomeSide Lending's operations. HomeSide Lending is licensed in those states that require licensing to originate, purchase and/or service mortgage loans. Conventional mortgage operations may also be subject to state usury statutes. FHA and VA loans are exempt from the effect of such statutes.

Competition

      Mortgage bankers operate in a highly competitive and fragmented market. In 1997 the largest originator of loans represented 6.5% of the market and the largest servicer represented 5.0%, while the top 30 originators and servicers represented 48% and 49% of their markets, respectively, based on data published by Inside Mortgage Finance.

                                                   TOP 10 ORIGINATORS AND SERVICERS
                                                         (dollars in billions)
 1997 Originations                                          Servicing Portfolio at December 31, 1997
 1  Norwest Mortgage, IA                        $55.3      1  Norwest Mortgage, IA                     $205.8
 2  Countrywide Home Loans, CA                   43.1      2  Countrywide Home Loans, CA                171.4
 3  Chase Manhattan Mortgage Holdings, FL        40.1      3  Chase Manhattan Mortgage Holdings, FL     169.3
 4  Washington Mutual, WA                        23.4      4  NationsBanc & Affiliates, TX              122.3
 5  HomeSide Lending, FL                         21.8      5  Fleet Mortgage Group, SC                  121.0
 6  Dime/North American Mortgage, CA             16.1      6  HomeSide Lending, FL                       99.2
 7  BankAmerica, CA                              16.0      7  GE Capital Mortgage Svcs., NC              99.0
 8  Fleet Mortgage Group, SC                     15.6      8  Washington Mutual, WA                      97.7
 9  ABN AMRO Mtg., IL (Standard Federal)         15.2      9  BankAmerica, CA                            89.7
10 NationsBanc & Affiliates, TX                  15.1     10  Mellon Mortgage, TX                        66.6

-----------------
Source:  Inside Mortgage Finance.

       HomeSide Lending competes with other mortgage bankers, financial institutions, and other providers of financial services. The underwriting guidelines and servicing requirements set by the participants in the secondary markets are standardized. As a result, mortgage banking products (i.e., mortgage loans and the servicing of those loans) have become difficult to differentiate. Therefore, mortgage bankers compete primarily on the basis of price or service, making effective cost management essential.

      Mortgage bankers generally seek to develop cost efficiencies in one of two ways: economies of scale or specialization. Large full-service national or regional mortgage bankers have sought economies of scale through an emphasis on wholesale originations, the introduction of automated processing systems and expansion through acquisition. Smaller companies frequently identify and pursue a particular expertise or customer base in an attempt to create a market niche.

      The industry has experienced rapid consolidation which has been accelerated by the introduction of significant technology improvements and the economies of scale present in mortgage servicing. The automation of many functions in mortgage banking, especially those related to servicing, has reduced costs significantly for industry participants. Many mortgage bankers that were not low cost, high volume producers or did not operate in a low cost specialized field experienced earnings declines in the nineties, causing many to exit the business or to be acquired. Surviving cost effective firms purchased servicing portfolios or other companies to expand their servicing economies of scale, while others acquired market niche operations. As evidence of this consolidation, the top 25 mortgage loan servicers have increased their aggregate market share from 16.6% in 1990 to 30.9% in 1997.

Employees

      As of February 10, 1998 and February 28, 1997, respectively, HomeSide Lending had approximately 1,891 and 1,689 total employees, substantially all of whom were full-time employees. HomeSide Lending has no unionized employees and considers its relationship with its employees generally to be satisfactory.



ITEM 2.  PROPERTIES

      HomeSide Lending's corporate, administrative, and servicing headquarters are located in Jacksonville, Florida, in facilities, which comprise approximately 145,000 square feet of owned space and approximately 202,000 square feet of leased space. The servicing center lease expires on August 31, 1999 unless HomeSide Lending exercises its options to renew, which could extend the lease for an additional six years. HomeSide Lending also leases approximately 53,000 square feet of warehouse space in Jacksonville, Florida for storing certain loan files, loan servicing documents and other corporate records. In addition HomeSide Lending owns an additional 190,000 square feet of space in San Antonio, Texas. HomeSide Lending believes that its present facilities are adequate for its operations.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 10, 1998, except that in December 1997, the stockholders of the Company's parent, HomeSide, Inc., adopted an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which a newly formed wholly-owned subsidiary of National Australia Bank Limited ("the
National")  was  merged  with and  into  the  Company.  Pursuant  to the  Merger
Agreement, the Company became an indirect, wholly-owned subsidiary of the National.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

      As a consequence of the merger described in Item 4, there is no market for the Registrant's common equity.

         ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA - HOMESIDE LENDING
The selected consolidated financial and operating information of HomeSide Lending set forth below is for the periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997 and should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and the Notes thereto and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" of HomeSide Lending included elsewhere in this document.

                                                      For the Period From      For the Period From
(in thousands, except  share data)                     March 1, 1997 to        March 16, 1996 to
                                                       February 10,1998          February 28,1997
Selected  Income Statement:                          -------------------      -------------------
Revenues:
     Mortgage servicing fees                            $    393,292              $    308,906
     Amortization of mortgage servicing rights              (207,508)                 (153,694)
                                                     -------------------      -------------------
         Net servicing  revenue                              185,784                   155,212
     Interest income                                          97,050                    81,507
     Interest expense                                        (81,770)                  (66,833)
                                                     -------------------      -------------------
            Net interest revenue                              15,280                    14,674
     Net mortgage origination revenue                         85,206                    66,073
     Other income                                              1,671                       682
                                                     -------------------      -------------------
              Total revenues                                 287,941                   236,641
Expenses:
     Salaries and employee benefits                           75,419                    72,976
     Occupancy and equipment                                  15,447                    11,770
     Servicing losses on investor-owned loans and
foreclosure-related expenses                                  21,974                    17,934
     Other  expenses                                          38,231                    40,766
                                                     -------------------      -------------------
            Total expenses                                   151,071                   143,446
Income before provision for income taxes                     136,870                    93,195
Provision for income taxes                                    53,379                    37,278
                                                     -------------------      -------------------
Net income                                              $     83,491              $     55,917
                                                     ===================      ===================

Selected Balance Sheet Data at Period End:
Mortgage loans held for sale                            $  1,292,403              $    805,274
Mortgage servicing rights                                  1,766,357                 1,596,838
Total assets                                               3,859,291                 2,717,321
Bank credit facility                                       2,074,956                 1,818,503
Long-term debt                                               770,466                    21,128
Total liabilities                                          3,178,468                 2,105,277
Total stockholder's equity                                   680,823                   612,044
                                                     ===================      ===================

Selected Operating Data:
Volume of loan production                               $ 20,529,530              $ 20,877,535
Loan servicing portfolio (at period end)                  98,906,102                89,217,846
Loan servicing portfolio (average outstanding             94,963,812                74,677,171
during the period)
Weighted average interest rate of the servicing
      portfolio (at period end)                                7.85%                     7.92%

Weighted average servicing fee of the servicing
portfolio, including ancillary income (during the
period)                                                       0.438%                    0.432%


 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

   HOMESIDE LENDING-- FOR THE PERIOD FROM MARCH 1, 1997 TO FEBRUARY 10, 1998
           AND FOR THE PERIOD FROM MARCH 16, 1996 TO FEBRUARY 28, 1997

                                     General

HomeSide Lending, Inc., a wholly-owned subsidiary of Homeside, Inc. ("the Parent") is one of the largest full service residential mortgage banking companies in the United States, formed through the acquisition of the mortgage banking operations of BankBoston, N.A., formerly known as The First National Bank of Boston ("BankBoston"), and Barnett Banks, Inc. ("Barnett"). HomeSide Lending, Inc. is a wholly-owned subsidiary of HomeSide Holdings, Inc., which is a wholly-owned subsidiary of the Parent. HomeSide Lending's strategy emphasizes variable cost mortgage loan originations, low cost mortgage servicing and effective risk management. Headquartered in Jacksonville, Florida, HomeSide Lending ranks as the 5th largest mortgage loan originator and the 6th largest servicer in the United States for the twelve months ended December 31, 1997 based on data published by Inside Mortgage Finance.

HomeSide Lending plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide Lending intends to pursue additional loan portfolio acquisitions and strategic origination relationships similar to its existing agreement with BankBoston (see Note 4).

On February 10, 1998, National Australia Bank Limited (the "National") acquired all outstanding shares of common stock of the Parent for $27.825 per share or approximately $1.2 billion. Following this transaction, the National owns 100% of the registrant's common stock and the Parent became an indirect, wholly-owned subsidiary of the National.

  Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This report contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions, which indicate future events and trends, identify forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the Company's ability to grow which is dependent on its ability to obtain additional financing in the future for originating loans, investment in servicing rights, working capital, capital expenditures and general corporate purposes, (2) economic factors may negatively affect the Company's profitability as the frequency of loan default tends to increase in such environments and (3) changes in interest rates may affect the volume of loan originations and acquisitions, the interest rate spread on loans held for sale, the amount of gain or loss on the sale of loans and the value of the Company's servicing portfolio. These risks and uncertainties are more fully detailed in the Company's filings with the Securities and Exchange Commission.

     Mortgage Banking

Mortgage banking is a specialized branch of the financial services industry which primarily involves (i) originating and purchasing mortgage loans ("origination" and/or "production"); (ii) selling the originated mortgages to third parties either as mortgage-backed securities or as whole loans ("secondary marketing"); (iii) servicing of mortgage loans on behalf of the ultimate purchasers, which includes the collection and disbursement of payments of mortgage principal and interest, the collection of payments of taxes and insurance premiums to pay property taxes and insurance premiums and management of certain loan default activities (collectively, "servicing"); and (iv) risk management, a program primarily designed to protect the economic performance of the servicing portfolio that could otherwise be adversely affected by increased loan prepayments due to declines in interest rates.

Mortgage bankers originate loans generally through two channels: wholesale and direct. Wholesale origination involves the origination of mortgage loans from sources other than homeowners, including mortgage brokers and other mortgage lenders. Direct origination typically includes (i) networks of retail loan offices with sales staff that solicit business from homeowners, realtors, builders and other real estate professionals, (ii) centers that use telemarketing, direct mail, and advertising to market loans directly to home buyers or homeowners, (iii) affinity and co-branding partnerships and (iv) corporate relocation programs. Once originated or purchased, mortgage bankers hold the loans temporarily ("warehousing") until they are sold, typically earning an interest spread equal to the difference between the loan's interest rate and the cost of financing the loan. Each loan is sold either excluding or including the associated right to service the loan ("servicing retained" or "servicing released," respectively).

Mortgage bankers rely mainly on short-term borrowings, such as warehouse lines, to finance the origination of mortgages that are sold. Mortgage bankers also borrow on a longer term basis to finance their servicing assets and working capital requirements. Revenues consist primarily of those related to servicing and, to a lesser extent, fees and interest spreads from originations. The major expenses of a mortgage banker include costs of financing, operating costs related to origination and servicing and the amortization of mortgage servicing rights.

Mortgage bankers typically seek to retain the rights to service the loans they originate or acquire in order to generate recurring fee income. The purchase and sale of servicing rights can occur on a loan-by-loan basis ("flow") or on a portfolio (group of loans) basis ("bulk" or "mini-bulk"). Prices for servicing rights are typically stated as a multiple of the servicing fee or as a percentage of the outstanding unpaid principal balance for a group of mortgage loans. Values of servicing portfolios are generally based on the present value of the servicing fee income stream, net of servicing costs, expected to be received over the estimated life of the loans. The assets of a mortgage banking company consist primarily of mortgage loans held for sale and the value of the servicing rights.

   Loan Production Activities

As a multi-channel loan production lender, HomeSide Lending has one of the industry's largest correspondent lending production operations, a full-service brokered loan program and a national production center for consumer direct mortgage lending. By focusing on production channels with a variable cost structure, HomeSide Lending eliminates the fixed costs associated with traditional mortgage branch offices. Without the burden of high fixed cost loan origination networks, HomeSide Lending is positioned to weather a variety of interest rate environments. The following information regarding loan production activities for HomeSide Lending is presented to aid in understanding the results of operations and financial condition of HomeSide Lending for the period from March 1, 1997 to February 10, 1998 and for the period from March 16, 1996 to February 28, 1997 (in millions):

                                     For the Period From     For the Period From
                                       March 1, 1997 to       March 16, 1996 to
                                      February 10, 1998       February 28, 1997
                                     -------------------     -------------------

Correspondent                               $13,304                 $11,113
Co-issue                                       5,584                  8,222
Broker                                         1,305                    843
                                   ---------------------------------------------
Total wholesale                              20,193                  20,178
Consumer Direct                                  337                    700
                                   ---------------------------------------------
Total production                             20,530                  20,878
Bulk acquisitions                              3,446                  4,073
                                   ---------------------------------------------
Total production and acquisitions           $23,976                 $24,951
                                   =============================================

Total loan production, excluding bulk acquisitions, was $20.5 billion for the period from March 1, 1997 to February 10, 1998, relatively equal to the period from March 16, 1996 to February 28, 1997. HomeSide Lending also purchased bulk servicing acquisitions of $3.4 billion and $4.1 billion during the period from March 1, 1997 to February 10, 1998 and the period from March 16, 1996 to February 28, 1997, respectively.

HomeSide Lending continues to examine a number of ways to diversify and grow revenue sources from its existing and new customer base. As part of this effort, HomeSide Lending has announced an alliance with a subprime lender, which allows HomeSide Lending to offer additional mortgage-related products to the production network. HomeSide Lending then sells the loans, servicing released, to its strategic partners. The subprime lending unit began operations in January 1998.

   Servicing Portfolio

Management believes that HomeSide Lending is one of the most efficient mortgage loan servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of $98.9 billion, HomeSide Lending services the loans of approximately 1.2 million homeowners from across the United States and is committed to protecting the value of this important asset by a sophisticated risk management strategy. HomeSide Lending anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide Lending's focus on efficient and low cost processes is pursued through the selective use of automation as well as the strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures.

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide Lending for the period from March 1, 1997 to February 10, 1998 and for the period from March 16, 1996 to February 28, 1997 (in millions):

                                        For the Period From  For the Period From
                                         March 1, 1997 to     March 16, 1996 to
                                         February 10, 1998    February 28, 1997
                                         -----------------    ------------------

Balance at beginning of period                $89,218              $41,844
Acquisition of Barnett Mortgage Company          -                  33,082
Other additions                                23,976               25,252
                                         -----------------    ------------------
     Total additions                           23,976               58,334
                                         -----------------    ------------------
Scheduled amortization                          2,035                1,733
Prepayments                                    11,176                6,226
Foreclosures                                      682                  514
Sales of servicing                                395                2,487(a)
                                         -----------------    ------------------
     Total reductions                          14,288               10,960
                                         -----------------    ------------------
Balance at end of period                      $98,906              $89,218
                                         =================    ==================

(a) Includes $1.9 billion of servicing sold as part of the sale of Honolulu Mortgage Company.

The number of loans serviced at February 10, 1998 was 1,167,210, compared to 1,070,000 at February 28, 1997. HomeSide Lending's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale. A key to HomeSide Lending's future growth is the proprietary servicing software purchased from Barnett. This system will allow HomeSide Lending to double the number of loans serviced on a single system. During the period from March 1, 1997 to February 10, 1998, HomeSide Lending transferred approximately 210,000 of the loans serviced to its proprietary servicing software. After the transfer, over half the servicing portfolio is serviced on the proprietary system. The transfer of the remaining portfolio is expected to occur by the end of calendar 1998.



Results of Operations

For the period from March 1, 1997 to February 10, 1998 compared to the period from March 16, 1996 to February 28, 1997

Summary

HomeSide Lending's net income increased 49% to $83.5 million for the period from March 1, 1997 to February 10, 1998 from $55.9 million for the period from March 16, 1996 to February 28, 1997. Total revenues for the period from March 1, 1997 to February 10, 1998 increased 22% to $287.9 million from $236.6 million for the period from March 16, 1996 to February 28, 1997. The increases in net income and revenues for the period from March 1, 1997 to February 10, 1998 compared to the period from March 16, 1996 to February 28, 1997 were primarily attributable to the acquisition of Barnett Mortgage Company ("BMC") on May 31, 1996 and increases of $30.6 million in net servicing revenue, $19.1 million in net mortgage origination revenue and $0.6 million in net interest revenue. The BMC servicing portfolio was $33.1 billion at May 31, 1996. Its acquisition increased HomeSide Lending's servicing portfolio by 75% on that date, and was a major factor in the increase in net servicing revenue. In addition, subsequent increases in the size of the servicing portfolio contributed to the increased revenue. The servicing portfolio increased to $98.9 billion at February 10, 1998 from $89.2 billion at February 28, 1997, a 11% increase. As part of the BMC acquisition, Barnett agreed to sell HomeSide Lending the loans produced by the loan production networks retained by Barnett, which contributed to the increase in net mortgage origination revenue. Net interest revenue increased primarily because of lower borrowing costs resulting from the lower interest rate environment during the period ending February 10, 1998, improved terms for the bank line of credit and the issuance of medium-term notes. The Company's improved credit ratings lowered the cost of borrowing under the bank line of credit and enabled HomeSide Lending to issue publicly traded notes, which expanded borrowing capacity.

Net Servicing Revenue

Net servicing revenue was $185.8 million for the period from March 1, 1997 to February 10, 1998 compared to $155.2 million for the period from March 16, 1996 to February 28, 1998. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights expense.

Mortgage servicing fees increased 27% to $393.3 million for the period from March 1, 1997 to February 10, 1998 from $308.9 million for the period from March 16, 1996 to February 28,1997, primarily as a result of the BMC acquisition and growth of the servicing portfolio through loan production channels and bulk servicing acquisitions. The servicing portfolio increased to $98.9 billion at February 10, 1997 compared to $89.2 billion at February 28, 1997. HomeSide Lending's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.85% at February 10, 1998 and 7.92% at February 28, 1997. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.438% and 0.432% for the period from March 1, 1997 to February 10, 1998 and the period from March 16, 1996 to February 28, 1997, respectively. The increase in the weighted average servicing fee for the period from March 1, 1997 to February 10, 1998 compared to the period from March 16, 1996 to February 28, 1997 was due to growth of ancillary revenues, including late fees and other mortgage-related products.

Amortization expense increased to $207.5 million for the period March 1, 1997 to February 10, 1998 from $153.7 million for the period from March 16, 1996 to February 28, 1997 mainly as a result of a higher average balance of mortgage servicing rights and a decrease of 86 basis points in average mortgage interest rates from the period from March 16, 1996 to February 28, 1997 to the period from March 1, 1997 to February 10, 1998. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense.

Net Interest Revenue

Net interest revenue is driven by the level of interest rates, the direction in which rates are moving and the spread between short and long-term interest rates. These factors influence the size of the residential mortgage origination market, HomeSide Lending's loan production volumes and the interest rates HomeSide Lending earns on loans and pays to its lenders.

Loan refinancing levels are the largest contributor to changes in the size of the mortgage origination market. To reduce the cost of their home mortgages, borrowers tend to refinance their loans during periods of declining interest rates, increasing the size of the origination market and HomeSide Lending's loan production volumes. Higher loan production volumes resulted in higher average balances of loans held for sale and consequently higher levels of interest income earned on such loans prior to their sale. This higher level of interest income due to increased volumes is partially offset by the lower rates earned on the loans.

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

Net interest revenue increased $0.6 million for the period from March 1, 1997 to February 10, 1998 to $15.3 million from $14.7 million for the period from March 16, 1996 to February 28, 1997, primarily due to improved funding rates obtained through improved credit ratings, the issue of medium-term notes and the adoption of an early pool buyout program. During the period from March 1, 1997 to February 10, 1998, HomeSide Lending issued $750.0 million of medium-term notes to the public market at an average cost of 6.251% as of February 10, 1998. The proceeds were used to pay down existing bank debt, increasing HomeSide Lending's borrowing capacity. An immediate benefit of this increased borrowing capacity was the initiation of an early pool buyout program, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide Lending incurs.

Interest income increased from the period from March 16, 1996 to February 28, 1997 to the period from March 1, 1997 to February 10, 1998, primarily as a result of an increase of $246.6 million in the average balance of loans held for sale. Interest expense increased from the period from March 16, 1996 to February 28, 1997 to the period from March 1, 1997 to February 10, 1998 as a result of increased borrowings to fund growth of the servicing portfolio and loan origination activity. These expenses were offset by an increase in credits received on borrowings as a result of higher average balances of custodial deposits.

Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

Net mortgage origination revenue was $85.2 million for the period from March 1, 1997 to February 10, 1998 compared to $66.1 million for the period from March 16, 1996 to February 28, 1997, a 29% increase. The increase in net mortgage origination revenue during the period from March 1, 1997 to February 10, 1998 as compared to the period from March 16, 1996 to February 28, 1997 is due in part to an increase in loan production volumes resulting from the preferred seller relationships with Barnett and BankBoston and HomeSide Lending's broker and correspondent lending channels. The increase also reflects larger gains from secondary marketing activities.

Salaries and Employee Benefits

Salaries and employee benefits expense was $75.4 million for the period from March 1, 1997 to February 10, 1998 compared to $73.0 million for the period from March 16, 1996 to February 28, 1997 due to growth in the number of employees as a result of the purchase of the BMC mortgage servicing operations acquired on May 31, 1996. The average number of full-time equivalent employees increased to 1,805 for the period from March 1, 1997 to February 10, 1998 from 1,593 for the period from March 16, 1996 to February 28, 1997.

   Occupancy and Equipment Expense

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide Lending's premises and equipment. Occupancy and equipment expense for the period from March 1, 1997 to February 10, 1998 was $15.4 million compared to $11.8 million for the period from March 16, 1996 to February 28, 1997. The increase in expense was mainly due to increases in the costs of information systems required to handle the growing mortgage servicing portfolio.

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

During the period from March 1, 1997 to February 10, 1998, the servicing losses on investor-owned loans and foreclosure-related expenses totaled $22.0 million compared to $17.9 million for the period from March 16, 1996 to February 28, 1997. The increase was largely attributable to the growth of the servicing portfolio resulting from loan production and increased foreclosure losses.

Included in accounts payable and accrued liabilities at February 10, 1998 and February 28, 1997 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide Lending's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide Lending has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing portfolio delinquencies increased from prior year due to an increased delinquency trend throughout the industry.

The following table sets forth HomeSide Lending's delinquency and foreclosure experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                          February 10, 1998    February 28, 1997
                                          -----------------    -----------------
Servicing Portfolio Delinquencies,
 excluding bankruptcies (at end of period)
          30 days                                3.52%              3.27%
          60 days                                0.78%              0.69%
          90+ days                               0.72%              0.54%
                                          -----------------    -----------------
               Total past due                    5.02%              4.50%
                                          =================    =================

          Foreclosures pending                   0.74%              0.72%
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

Other expenses during the period from March 1, 1997 to February 10, 1998 were $38.2 million, compared to $40.8 million for the period from March 16, 1996 to February 28, 1997. The decrease was primarily due to decreases in advertising and certain loan origination expenses.

Income Tax Expense

HomeSide Lending's income tax expense was $53.4 million for the period from March 1, 1997 to February 10, 1998 and $37.3 million for the period from March 16, 1996 to February 28, 1997. The increase was attributable to an increase in net income. The effective income tax rate for the period from March 1, 1997 to February 10, 1998 and the period from March 16, 1996 to February 28, 1997 was approximately 39% and 40%, respectively.

Risk Management Activities

HomeSide Lending has a risk management program designed to protect the economic value of its mortgage servicing portfolio from declines in value due to increases in estimated loan prepayment speeds, which are primarily influenced by declines in interest rates. When loans prepay faster than anticipated, the cash flow HomeSide Lending expects to receive from servicing such loans is reduced. The value of mortgage servicing rights is based on the present value of the cash flows to be received over the life of the loan and therefore, the value of the servicing portfolio declines as prepayments increase.

During the period from March 1, 1997 to February 10, 1998, HomeSide Lending utilized options on U.S. Treasury bond futures and U.S. Treasury bond futures to protect a significant portion of the market value of its mortgage servicing portfolio from a decline in value. The risk management contracts used by HomeSide Lending have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management contracts tend to decline in value as interest rates rise. Accordingly, changes in value of these risk management instruments will tend to move inversely with changes in value of HomeSide Lending's mortgage servicing rights.

These risk management instruments are designated as hedges on the purchase date and such designation is at a level at least as specific as the level at which mortgage servicing rights are evaluated for impairment. The risk management instruments are marked-to-market with changes in market value deferred and applied as an adjustment to the basis of the related mortgage servicing right asset being hedged. As a result, any changes in market value that are deferred are amortized and evaluated for impairment in the same manner as the related mortgage servicing rights. The effectiveness of HomeSide Lending's hedging activity can be measured by the correlation between changes in the value of the risk management instruments and changes in the value of HomeSide Lending's mortgage servicing rights. This correlation is assessed on a quarterly basis to ensure that high correlation is maintained over the term of the hedging program. During the periods presented, HomeSide Lending has experienced a high measure of correlation between changes in the value of mortgage servicing rights and the risk management contracts. However, in periods of rising interest rates, the increase in value of mortgage servicing rights may outpace the decline in value of the options included in the hedge position, because the loss on the options is limited to the premium paid.

During the period from March 1, 1997 to February 10, 1998, deferred gains and losses on risk management contracts resulted in net deferred hedge gains of $142.7 million. As of February 10, 1998, net deferred hedge gains of $39.5 million are included in the carrying value of mortgage servicing rights. Activity in the deferred hedge account during the period from March 1, 1997 to February 10,1998 is as follows (in thousands):

           Net deferred hedge loss at February 28, 1997         $  (110,637)
           Amortization of net deferred hedge losses
                                                                      7,423
           Net deferred hedge gains                                 142,667
                                                              ================
           Net deferred hedge gain at February 10, 1998         $    39,453
                                                              ================

HomeSide Lending's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management contracts at February 10, 1998 was $43.9 million, which was equal to their carrying amount because the risk management contracts are marked-to-market at each reporting date. See "-- Liquidity and Capital Resources" for further discussion of HomeSide Lending's sources and uses of cash. See Note 3 of Notes to Consolidated Financial Statements for a description of HomeSide Lending's accounting policy for its risk management contracts. See Notes 13 and 14 of Notes to Consolidated Financial Statements for additional fair value disclosures with respect to HomeSide Lending's risk management contracts.

Liquidity and Capital Resources

The Company's principal financing needs are the financing of loan origination activities and the investment in mortgage servicing rights. To meet these needs, the Company currently utilizes funding from an independent syndicate of banks, including a warehouse credit facility and a servicing-related facility, medium-term notes and cash flow from operations. HomeSide Lending continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include methods designed to expand the Company's financial capacity and reduce its cost of capital. In addition, to facilitate the sale and distribution of certain mortgage products, HomeSide Lending Mortgage Securities, Inc., a wholly-owned subsidiary of HomeSide Lending, Inc., may continue to issue mortgage backed securities.

   Operations
Net cash used in operations for the period from March 1, 1997 to February 10, 1998 was $231.0 million. Net cash provided by operations for the period from March 16, 1996 to February 28, 1997 was $216.6 million. The primary uses of cash in operations were to fund loan originations and pay corporate expenses. These uses of cash were offset by cash provided from servicing fee income, loan sales and principal repayments. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Decreases in long-term interest rates generally result in higher loan refinancing activity, which results in higher cash demands to meet increased loan production levels. Higher cash demands to meet increased loan production levels are primarily met through borrowings and loan sales.

   Investing
Net cash used in investing activities was $773.7 million for the period from March 1, 1997 to February 10, 1998 and $862.2 million for the period from March 16, 1996 to February 28, 1997. Cash used in investing activities was for the purchase and origination of mortgage servicing rights. For the period from March 1, 1997 to February 10, 1998, cash was also used for funding the early pool buyout program. During the period from March 1, 1997 to February 10, 1998, these uses of cash were offset by net proceeds from risk management contracts, while during the period from March 16, 1997 to February 28, 1997, cash was used to purchase risk management contracts. Other assets increased $49.5 million to $125.0 million at February 10, 1998 from $75.5 million at February 28, 1997 primarily as a result of an increase in HomeSide Lending's hedge assets. Early pool buyout advances, a program initiated in fiscal 1998, totaled $374.1 million at February 10, 1998. During the period from March 16, 1996 to February 28, 1997, HomeSide Lending also made net payments of $133.4 million and $106.2 million to acquire certain mortgage banking operations of BBMC and BMC, respectively (see Note 4 of Notes to Consolidated Financial Statements). Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide Lending's hedging needs. Except for the Banc One acquisition (see Note 19), HomeSide Lending is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur. HomeSide Lending will fund the Banc One acquisition under existing borrowing capacity.


   Financing

Net cash provided by financing activities was $984.1 million for the period from March 1, 1997 to February 10, 1998 and $698.4 million for the period from March 16, 1996 to February 28, 1997. The primary source of cash from financing activities during the period from March 1, 1997 to February 10, 1998 was $750.0 million from the issuance of medium-term notes and net borrowings of $256.5 from HomeSide Lending's line of credit. The primary sources of cash from financing activities during the period from March 16, 1996 to February 28, 1997 were net borrowings under HomeSide Lending's lines of credit of $334.2 million, $393.4 million from capital contributions from the Parent. Cash used in financing activities during the period ended February 10, 1998 was used for the payment of debt issue costs and dividends paid to the Parent totaling $14.7 million. Cash used in financing activities for the period ended February 28, 1997 was used for the payment of debt issue costs and dividends paid to the Parent totaling $17.0 million..

During the period from March 1, 1997 to February 10, 1998, net cash used in operations was $231.0 million, net cash used in investing activities was $773.7 million and net cash provided by financing activities was $984.1 million, resulting in a net decrease in cash of $20.6 million. HomeSide Lending expects that to the extent cash generated from operations is inadequate to meet its liquidity needs, those needs can be met through financing from its bank credit facility and other facilities which may be entered into from time to time, as well as from the issuance of debt securities in the public markets. Accordingly, HomeSide Lending does not currently anticipate that it will make sales of servicing rights to any significant degree for the purpose of generating cash. Nevertheless, in addition to its cash and mortgage loans held for sale balances, HomeSide Lending's portfolio of mortgage servicing rights provides a potential source of funds to meet liquidity requirements, especially in periods of rising interest rates when loan origination volume slows. Repurchase agreements also provide an alternative to the bank line of credit for mortgages held for sale. Future cash needs are highly dependent on future loan production and servicing results, which are influenced by changes in long-term interest rates.

Year 2000 Compliance

HomeSide Lending uses and is dependent upon a significant number of computer software programs and operating systems to conduct its business. Such programs and systems include those developed and maintained by HomeSide Lending, software and systems purchased from outside vendors and software and systems used by HomeSide Lending's third party providers. HomeSide Lending has initiated a review and assessment of all hardware and software to determine whether it will function properly in the Year 2000. It is anticipated that some level of modification or replacement of hardware and software will be necessary in order to make HomeSide Lending's systems "Year 2000 Compliant." HomeSide Lending presently estimates these remediation costs to total approximately $15.0 million. Remediation costs are expected to be expensed as incurred, with the exception of new software purchases, which will be capitalized. The Company has not incurred significant remediation costs prior to February 10, 1998. Year 2000 remediation costs are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. In addition, HomeSide Lending has relationships with vendors, customers and other third parties that rely on software and systems that may not be Year 2000 compliant. With respect to such third parties, Year 2000 compliance matters will not be within HomeSide Lending's direct control. There can be no assurance that Year 2000 compliance failures by such third parties will not have a material adverse effect on HomeSide Lending's results of operations.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholder of HomeSide Lending, Inc.

We have audited the accompanying consolidated balance sheets of HomeSide Lending, Inc., (a Delaware corporation, see Note 1) and subsidiaries as of February 10, 1998 and February 28, 1997, and the related consolidated statements of income, changes in stockholder's equity and cash flows for the periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HomeSide Lending, Inc. and subsidiaries as of February 10, 1998 and February 28, 1997 and the results of their operations and their cash flows for the periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997, in conformity with generally accepted accounting principles.


Arthur Andersen LLP



Jacksonville, Florida
April 15, 1998


                     HOMESIDE LENDING, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)
                                                                                    February 10, 1998        February 28, 1997
                                                                                    -----------------        -----------------
ASSETS
Cash and cash equivalents                                                           $       32,113               $   52,691
Mortgage loans held for sale, net                                                        1,292,403                  805,274
Mortgage servicing rights, net                                                           1,766,357                1,596,838
Accounts receivable, net                                                                   227,294                  157,518
Early pool buyout advances                                                                 374,097                     --
Premises and equipment, net                                                                 41,982                   29,515
Other assets                                                                               125,045                   75,485
                                                                                    -----------------        -----------------

Total Assets                                                                        $    3,859,291           $    2,717,321
                                                                                    =================        =================

LIABILITIES AND STOCKHOLDER'S EQUITY
Notes payable                                                                       $    2,074,956               $1,818,503
Accounts payable and accrued liabilities                                                   135,803                  123,231
Deferred income taxes                                                                      197,243                  142,415
Long-term debt                                                                             770,466                   21,128
                                                                                    -----------------        -----------------

Total Liabilities                                                                        3,178,468                2,105,277
                                                                                    -----------------        -----------------

Commitments and Contingencies

Stockholder's Equity:
  Common stock:
     Common  stock,  $1.00  par  value,  100  shares   authorized,   issued  and
         Outstanding in 1998 and 1997, respectively, all pledged as second priority
         Collateral on the long-term debt of the Parent
  Additional paid-in capital                                                               573,092                  573,092
  Retained earnings                                                                        107,731                   38,952
                                                                                    -----------------        -----------------

Total Stockholder's Equity                                                                 680,823                  612,044
                                                                                    -----------------        -----------------

Total Liabilities and Stockholder's Equity                                          $    3,859,291           $    2,717,321

                                                                                    =================        =================

The accompanying notes are an integral part of these financial statements.


                                                HOMESIDE LENDING, INC. and SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                             (Dollars in Thousands, Except Per Share Data)

                                                            For the Period from     For the Period from
                                                             March 1, 1997 to        March 16, 1996 to
                                                             February 10, 1998       February 28, 1997
                                                             -----------------       -----------------
REVENUES:
Mortgage servicing fees                                      $      393,292          $     308,906
Amortization of mortgage servicing rights                          (207,508)              (153,694)
                                                             -----------------       -----------------
    Net servicing revenue                                           185,784                155,212

Interest income                                                      97,050                 81,507
Interest expense                                                    (81,770)               (66,833)
                                                             -----------------       -----------------
    Net interest revenue                                             15,280                 14,674

Net mortgage origination revenue                                     85,206                 66,073
Other income                                                          1,671                    682
                                                             -----------------       -----------------
    Total Revenues                                                  287,941                236,641

EXPENSES:
Salaries and employee benefits                                       75,419                 72,976
Occupancy and equipment                                              15,447                 11,770
Servicing losses on investor-owned loans
   and foreclosure-related expenses                                  21,974                 17,934
Other expenses                                                       38,231                 40,766
                                                             -----------------       -----------------
    Total Expenses                                                  151,071                143,446

Income before income taxes                                          136,870                 93,195
Income tax expense                                                   53,379                 37,278
                                                             -----------------       -----------------
Net Income                                                   $       83,491          $      55,917
                                                             =================       =================

The accompanying notes are an integral part of these financial statements.

                                             HOMESIDE LENDING, INC. and SUBSIDIARIES
                                           CONSOLIDATED   STATEMENTS  OF  CHANGES  IN
                                                STOCKHOLDER'S  EQUITY (dollars in
                                                  thousands, except share data)

                                                                          Additional
                                            Numbers         Common         Paid-in        Retained
                                           of Shares         Stock          Capital       Earnings         Total
                                         ----------------------------------------------------------------------------
Balance,
   March 15, 1996                             --              --        $   --           $    --         $    --
Issuance of common stock                     100              --                              --
Contribution associated with BancBoston
   Mortgage Corporation acquisition, net      --              --         290,000              --           290,000
Contribution associated with Barnett
   Mortgage Company acquisition, net          --              --         244,294              --           244,294
Additional capital contributions              --              --          38,798              --            38,798
Net income                                    --              --            --              55,917          55,917
Dividends declared and paid to Parent         --              --            --             (16,965)        (16,965)
                                         ----------------------------------------------------------------------------
Balance,
   February 28, 1997                         100              --         573,092            38,952         612,044
                                         ----------------------------------------------------------------------------
Net income                                    --              --            --              83,491          83,491
Dividends declared and paid to Parent         --              --            --             (14,712)        (14,712)
                                         ----------------------------------------------------------------------------
Balance,
   February 10, 1998                         100              --        $573,092         $ 107,731        $680,823
                                         ============================================================================

The accompanying notes are an integral part of these financial statements.


                                                HOMESIDE LENDING, INC. and SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Dollars in Thousands)

                                                                         For the Period from      For the Period from
                                                                          March 1, 1997 to         March 16, 1996 to
                                                                          February 10, 1998        February 28, 1997
                                                                       ------------------------  -----------------------
      CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
      Net income                                                       $          83,491         $         55,917
      Adjustments to reconcile net income to net cash (used in)
      provided by  operating activities:
        Amortization of mortgage servicing rights                                207,508                  153,694
        Depreciation and amortization                                              8,850                    8,173
        Servicing losses on investor-owned loans                                  12,346                   13,683
        Deferred income tax expense                                               56,352                   37,278
        Capitalized servicing rights                                                                      (21,015)
                                                                                    --
        Mortgage loans originated and purchased for sale                     (23,975,752)             (12,504,567)
        Proceeds and principal repayments of mortgage loans held for          23,540,371               12,572,217
      sale
        Change in accounts receivable                                            (82,121)                 (63,378)
        Change in other assets and accounts payable and accrued                  (82,036)                 (35,448)
      liabilities
                                                                       ------------------------  -----------------------
          Net cash (used in) provided by operating activities                   (230,991)                 216,554

      CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchase of premises and equipment, net                                    (17,252)                  (4,929)
      Acquisition of mortgage servicing rights                                  (519,694)                (475,729)
      Net proceeds from (purchases of) risk management contracts                 137,393                 (141,944)
      Purchase of early pool buyout advances, net of repayments                 (374,097)                    --
      Acquisition of BancBoston Mortgage Corp., net of cash acquired                --                   (133,392)
      Acquisition of Barnett Mortgage Co., net of cash acquired                     --                   (106,244)
                                                                       ------------------------  -----------------------
          Net cash used in investing activities                                 (773,650)                (862,238)

      CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
      Net borrowings from banks and short-term lines of credit                   256,453                  334,170
      Issuance of notes payable                                                  750,000                     --
      Payment of debt issue costs                                                 (7,017)                 (11,681)
      Repayment of long-term debt                                                   (661)                    (567)
      Capital contributions from the Parent                                        --                     393,418
      Dividends paid to the Parent                                               (14,712)                 (16,965)
                                                                       ------------------------  -----------------------
          Net cash provided by financing activities                              984,063                  698,375

      Net (decrease) increase in cash and cash equivalents                       (20,578)                  52,691
      Cash and cash equivalents at beginning of period                            52,691                     --
                                                                       ------------------------  -----------------------
      Cash and cash equivalents at end of period                       $          32,113         $         52,691
                                                                       ========================  =======================

The accompanying notes are an integral part of these financial statements.

HOMESIDE LENDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

HomeSide Lending, Inc. ("HomeSide Lending" or the "Company") is primarily engaged in the mortgage banking business and as such originates, purchases, sells and services mortgage loans throughout the United States. The accompanying consolidated financial statements of HomeSide Lending include the accounts of HomeSide Lending and its subsidiaries, after elimination of all material intercompany balances and transactions. Amounts of acquired companies have been included from the date of acquisition.

HomeSide Lending is a wholly-owned subsidiary of HomeSide Holdings, Inc., which is a wholly-owned subsidiary of HomeSide, Inc. (the "Parent")(see Note 2). The Parent has no operations and its only significant assets are its investments in HomeSide Holdings, Inc., HomeSide Lending and certain capitalized debt issue costs. The Parent has $130 million in outstanding long-term debt. All of the stock of HomeSide Holdings, Inc. and HomeSide Lending is pledged as collateral on the debt of the Parent. The Parent is dependent upon dividends from HomeSide Holdings, Inc. and HomeSide Lending for the cash flow necessary to service the Parent's debt.

The accompanying financial statements of HomeSide Lending, Inc. have been prepared for the period March 1, 1997 to February 10, 1998 and for the period March 16, 1996 to February 28, 1997 to coincide with the commencement of operations of the Parent and the merger as discussed in Note 2 below. The financial statements do not reflect the effects of HomeSide Lending's acquisition by National Australia Bank Limited ("the National"). HomeSide Lending will adopt a fiscal year end of September 30 to conform to the fiscal year of the National.

2.  ORGANIZATION

On December 11, 1995, HomeSide Lending was formed by an investor group, consisting of Thomas H. Lee Company and Madison Dearborn Partners (collectively, the "Investors"), and signed a definitive stock purchase agreement with The First National Bank of Boston ("BankBoston") for the purpose of acquiring certain assets and liabilities of the mortgage banking business owned by BankBoston. BankBoston received cash and an ownership interest in HomeSide Lending. The transaction closed on March 15, 1996 and HomeSide Lending began operations on March 16, 1996.

On May 31, 1996, Barnett Banks, Inc. ("Barnett") sold certain of its mortgage banking operations, primarily its servicing portfolio, mortgage servicing operations and proprietary mortgage banking software systems, to HomeSide Lending. Barnett received cash and an ownership interest in HomeSide Lending. The accompanying financial statements reflect the effects of both of these acquisitions. For more information on these acquisitions, see Note 4. From May 31, 1996 until the 1997 public offering of common stock, the Investors as a group, BankBoston and Barnett each owned approximately one-third of HomeSide Lending. Following the public offering, the Investors as a group, BankBoston and Barnett owned in the aggregate approximately 79% of the outstanding common stock.

On January 9, 1998, NationsBank Corporation acquired all the outstanding common stock of Barnett Banks, Inc. (see Note 15).

On February 10, 1998, the National acquired all outstanding shares of the common stock of the Parent. As consideration, the National paid $27.825 per share for all of the outstanding common stock and paid $17.7 million cash to retire all outstanding stock options. The total purchase price was approximately $1.2 billion. The National paid for the purchase with borrowed and available funds. The transaction was accounted for as a purchase. As a result, all assets and liabilities were recorded at their fair value on February 11, 1998, and the purchase price in excess of the fair value of net assets acquired of $713.6 million was recorded as goodwill. Following the transaction described above, the National now owns 100% of the Parent's common stock and the Parent has become an indirect wholly-owned subsidiary of the National.


 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risk management of mortgage loan originations

HomeSide Lending utilizes a risk management program to protect and manage the value of its mortgage loans held for sale and mortgage commitment pipeline. As a result, the Company is party to various derivative financial instruments to reduce its exposure to interest rate risk. These financial instruments primarily include mandatory forward delivery commitments, put and call option contracts and treasury futures contracts. The Company uses these financial instruments for the purposes of managing its resale pricing and interest rate risks. These financial instruments are designated as hedges to the extent they demonstrate a high degree of correlation with the underlying hedged items. Accordingly, hedging gains and losses related to this risk management program are deferred and recognized as a component of the gain or loss on sale of the underlying mortgage loans or mortgage-backed securities. Such gains and losses are included in mortgage origination revenue. Hedge losses are recognized currently if the deferral of such losses would result in mortgage loans held for sale and the pipeline being valued in excess of their estimated net realizable value.

Premiums paid for purchased put and call option contracts are included in other assets and amortized over the options' contract period as a component of mortgage origination revenue. Unamortized premiums are recognized as a component of the gain or loss on sale of loans at the earlier of the expiration of the underlying contract or when exercise of the contract is considered unlikely.

Risk management of mortgage servicing rights

Mortgage servicing rights permit HomeSide Lending to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified servicing activities. The mortgage notes underlying the mortgage servicing rights permit the borrower to prepay the loan. As a result, the value of the related mortgage servicing rights tends to diminish in periods of declining interest rates and increase in value in periods of rising rates. This tendency subjects HomeSide Lending to substantial interest rate risk. It also directly affects the volatility of reported earnings because mortgage servicing rights are carried at the lower of amortized cost or fair value. It is HomeSide Lending's policy to mitigate and hedge this risk through its risk management program.

The risk management instruments used by HomeSide Lending have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management instruments tend to decline in value as interest rates rise. Accordingly, changes in value of these hedge instruments will tend to move inversely with changes in value of HomeSide Lending's mortgage servicing rights.

Options on U.S. Treasury bond futures and U.S. Treasury bond futures have been purchased by HomeSide Lending to manage interest rate risk. When purchased, the options and futures contracts are designated to a specific strata of mortgage servicing rights. The risk management instruments are marked-to-market and changes in market value are included as adjustments to the basis of the related mortgage servicing right asset being hedged. Deferred hedge gains and losses are amortized and evaluated for impairment in the same manner as the related mortgage servicing rights. Correlation between changes in the risk management contracts and changes in value of HomeSide Lending's mortgage servicing rights is assessed on a quarterly basis to ensure that high correlation is maintained over the term of the hedging program.

Mortgage loans

Mortgage loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is based on the contract prices at which the mortgage loans will be sold or, if the loans are not committed for sale, the current market price. Deferred hedge gains and losses on risk management hedging instruments are included in the cost of the mortgage loans held for sale for the purpose of determining the lower of aggregate cost or fair value.

Mortgage loans held for investment are included in other assets and stated at the lower of cost or fair value at the time the permanent investment decisions are made. Discounts, if any, are amortized over the anticipated life of the investment.

Loans are placed on non-accrual status when any portion of the principal or interest is ninety days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. When loans are placed on nonaccrual status, the related interest receivable is reversed against interest income of the current period. Interest payments received on nonaccrual loans are applied as a reduction of the principal balance when concern exists as to the ultimate collection of principal; otherwise, such payments are recognized as interest income. Loans are removed from nonaccrual status when principal and interest become current and they are anticipated to be fully collectible.

Mortgage servicing rights

The total cost of loans originated or acquired is allocated between the mortgage servicing rights and the mortgage loans (without the servicing rights) based on relative fair values. The value of servicing rights acquired through bulk acquisitions is capitalized at cost.

Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 supersedes SFAS No. 122 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 125 is based on a financial-components approach which focuses on control. Under the approach required by this standard, after a transfer of financial assets (for example, the sale of mortgage loans), an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The capitalization, amortization and impairment principles of SFAS No. 125 are substantially consistent with the principles previously defined by SFAS No. 122, insofar as they relate to the mortgage banking activities of HomeSide Lending. Accordingly, the impact of the adoption of SFAS No.125 was not material to the Company's financial statements.

Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing revenue. They are evaluated for impairment by comparing the carrying amount of the servicing rights to their fair value. Fair value is estimated based on the market prices of similar servicing assets and on discounted anticipated future net cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. For purposes of measuring impairment, the mortgage servicing rights are stratified by the predominant risk characteristics which include product types of the underlying loans and interest rates of mortgage notes . Impairment is recognized through a valuation reserve for each impaired stratum and is included in amortization of mortgage servicing rights. An analysis of HomeSide Lending's mortgage servicing rights is included in Note 5.

Prior to January 1, 1997, mortgage servicing rights included excess mortgage servicing rights, which represent the present value of servicing fee income in excess of a normal servicing fee rate. Until the adoption of SFAS No. 125 on January 1, 1997, when loans were sold, the estimated excess servicing was recognized as income and amortized over the estimated servicing period in proportion to the aggregate net cash flows from the loans serviced. Remaining asset balances were evaluated for impairment based on current estimates of future discounted cash flows. Such write-downs were included in amortization of mortgage servicing rights. Upon the adoption of SFAS No. 125, previously recognized excess mortgage servicing rights were combined with and accounted for as mortgage servicing rights.

Accounts receivable

Accounts receivable includes advances, consisting primarily of payments for property taxes and insurance premiums, as well as principal and interest remitted to investors before they are collected from mortgagors, made in connection with loan servicing activities. Accounts receivable also includes loans purchased from mortgage-backed securities serviced by HomeSide Lending for others and mortgage claims filed primarily with the FHA and the VA.

Early pool buyout advances

Early pool buyout advances consist of delinquent government loans in foreclosure process that have been purchased from pools. The program reduces the unreimbursed interest expense that HomeSide Lending incurs. The funding of the purchases of these delinquent loans for the early pool buyout program is recorded as interest expense. Interest income earned from the guarantor agency during the foreclosure process is accrued to match the funding expense incurred. Scheduled interest payments made to the investor before the loans were purchased from the pool are recorded as early pool buyout advances with a reserve for advances which will not ultimately be collected.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the term of the lease.

Long-lived assets are evaluated regularly for the other-than- temporary impairment. If circumstances suggest that their value may be impaired and the write-down would be material, an assessment of recoverability is performed prior to any write-down of the asset. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the statement of income.

Goodwill

Net assets acquired in purchase transactions are recorded at fair value at the inception of the date of acquisition. Goodwill, representing the excess of the purchase price over the fair value of the net assets purchased, is amortized on a straight-line basis over 15 years. Goodwill is reviewed periodically for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable on an undiscounted cash flow basis.

Mortgage servicing fees

Mortgage servicing fees represent servicing and other fees earned for servicing mortgage loans owned by investors. Servicing fees are generally calculated on the outstanding principal balances of the loans serviced and are recognized as income on an accrual basis.

HomeSide Lending's mortgage servicing portfolio totaled $98.9 billion at February 10, 1998. Related custodial deposits are segregated in trust accounts, principally held with depository institutions, and are not included in the accompanying financial statements.

Interest expense

Interest expense is reduced by credits received from depository institutions for custodial balances placed with such institutions.

Net mortgage origination revenue

Mortgage origination revenue includes gains and losses from sales of mortgage loans and fees associated with the origination and purchase of mortgage loans.

Servicing losses on investor-owned loans and foreclosure-related expenses

HomeSide Lending records losses attributable to servicing FHA and VA loans for investors. These amounts include actual losses for final disposition of loans, foreclosure-related expenses, accrued interest for which payment is uncollectible and estimates for potential losses based on HomeSide Lending's experience as a servicer of government loans.

A reserve for estimated servicing losses on investor-owned loans is available for potential losses related to the mortgage servicing portfolio and is included in accounts payable and accrued liabilities (see Note 7).

Income taxes

Current tax liabilities or assets are recognized through charges or credits to the current tax provision for the estimated taxes payable or refundable for the current year.

Deferred tax liabilities are recognized for temporary differences that will result in amounts taxable in the future and deferred tax assets are recognized for temporary differences and tax benefit carryforwards that will result in amounts deductible or creditable in the future. Net deferred tax liabilities or assets are recognized through charges or credits to the deferred tax provision. A deferred tax valuation reserve is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Changes in the deferred tax valuation reserve are recognized through charges or credits to the deferred tax provision. The effect of enacted changes in tax law, including changes in tax rates, on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Statement of cash flow

For purposes of reporting on the statement of cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits with an original maturity of three months or less.

New accounting standards

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Management expects that the impact of this statement on the presentation of the financial statements of HomeSide Lending will be immaterial.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for fiscal years beginning after December 15, 1997. Management expects that the impact of this statement on the presentation of the financial statements of HomeSide Lending will be immaterial.


4.  ACQUISITIONS

Acquisition of BancBoston Mortgage Corporation

On March 15, 1996, HomeSide Lending acquired from BankBoston all of the outstanding stock of BancBoston Mortgage Corporation ("BBMC"), which was subsequently renamed HomeSide Lending, Inc. Certain assets and liabilities of BBMC were retained by BankBoston, including BBMC's mortgage retail production operations in New England.

HomeSide Lending made cash payments of $139.5 million in cash and issued $86.8 million of common stock to BankBoston in consideration for certain assets, net of assumed liabilities, and the stock of BBMC. Also, in connection with the BBMC acquisition, the Investors purchased approximately 55% of the then outstanding common stock of HomeSide Lending for $107.2 million in cash. Simultaneously, BankBoston paid approximately $1.0 million in cash for all of HomeSide Lending's class C non-voting common stock. In consideration of services rendered to HomeSide Lending with respect to the BBMC Acquisition, class B non-voting stock valued at $1.0 million was issued to an investment bank. Management purchased common stock for $4.1 million in cash, $1.9 million of which was financed by loans from HomeSide Lending. On May 31, 1996, HomeSide Lending paid an additional $5.0 million to BankBoston in connection with the closing of the Barnett Mortgage Company ("BMC") acquisition. The transaction was accounted for under the purchase method of accounting. The assets and liabilities of BBMC were recorded at their fair values at March 16, 1996, which totaled $1.5 billion and $1.2 billion, respectively. The total purchase price paid for BBMC, including transaction costs and interest, was $247.0 million. The excess of fair value of net assets acquired over cost was $56.0 million and was allocated as a reduction mortgage servicing period rights.

Acquisition of Barnett Mortgage Company

On May 31, 1996, HomeSide Lending acquired from Barnett certain assets, net of assumed liabilities, and the outstanding common stock of BMC (the "BMC Acquisition"). Certain assets and liabilities of BMC were retained by Barnett, including those assets of BMC and its subsidiaries (other than Honolulu Mortgage Company, Inc.) associated with the loan origination or production activities.

HomeSide Lending made cash payments of $228.0 million to Barnett in consideration for certain assets, net of assumed liabilities, and the stock of BMC. In connection with the BMC Acquisition, an affiliate of Barnett purchased shares of HomeSide Lending common stock for an aggregate purchase price of $118.0 million. Also in connection with the BMC Acquisition, BankBoston and the Investors paid approximately $42.3 million in cash for additional shares of HomeSide Lending. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of HomeSide Lending include BMC from the date of acquisition. The assets and liabilities of BMC were recorded by HomeSide Lending at their estimated fair values at May 31, 1996, which totaled $764.8 million and $521.4 million, respectively. The total purchase price paid for BMC, including transaction costs and interests, was $235.0 million. The excess of the purchase price over the fair value of net assets acquired was $8.4 million and was allocated to goodwill and is being amortized on a straight-line basis over 15 years.

The unaudited condensed pro forma statement of income for the period from March 16, 1996 to February 28, 1997, assuming BMC had been acquired as of March 16, 1996 is as follows (in millions, except per share data):

                                              Pro Forma for the Period
                                               From March 16, 1996 to
                                                 February 28, 1997

      Net servicing revenue                             $167.3
      Net interest  revenue                               (4.5)
      Net mortgage origination revenue                    67.1
      Other income                                         0.7
              Total revenues                             230.6
      Expenses                                          (157.5)
      Income before income
      taxes and extraordinary loss                        73.1
      Income tax expense                                 (29.5)
      Income before extraordinary loss                    43.6
      Extraordinary loss                                  (6.4)
                                                         ========
       Net income                                       $ 37.2
                                                         ========


The purchase accounting adjustments in the above pro forma statement of operations are based on the actual purchase price and the amount of assets and liabilities actually acquired. No adjustments have been made for restructuring costs that might have been incurred or for cost efficiencies that might have been realized during the period presented. Accordingly, these pro forma results are not indicative of future results.

5.  MORTGAGE SERVICING RIGHTS

An analysis of mortgage servicing rights is as follows (in thousands):

                                                       February 10, 1998       February 28, 1997

Beginning balance                                     $     1,596,838            $   -
Additions, including BBMC and BMC acquisitions                416,822              1,665,640
Sales of servicing                                               (342)               (25,745)
Net deferred hedge (gain) loss, net of amortization           (39,453)               110,637
Amortization                                                 (207,508)              (153,694)
                                                      ----------------------- ----------------------
Ending balance                                        $     1,766,357            $ 1,596,838
                                                      ======================= ======================

At February 10, 1998, the net deferred hedge gain of $39.5 million consists of the net deferred loss for the period from March 16, 1996 to February 28, 1997 of $110.6 million adjusted for gains of $195.2 million, losses of $52.5 million, and amortization of $7.4 million. For the period from March 16, 1996 to February 28, 1997, the net deferred hedge loss of $ 110.6 million consists of gains of $133.3 million and losses of $254.9 million, less $11.0 million of amortization.


6. PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

                                                                 February 10, 1998       February 28, 1997

Land                                                                        $  3,451               $  3,451
Buildings and building improvements                                           10,604                 10,986
Furniture and equipment                                                       22,464                 15,739
Leasehold improvements                                                        14,717                  3,808
                                                                 ----------------------- ----------------------
                                                                 ----------------------- ----------------------
                                                                              51,236                 33,984
Accumulated depreciation and amortization                                     (9,254)                (4,469)
                                                                 ======================= ======================
Ending balance                                                             $  41,982               $ 29,515
                                                                 ======================= ======================


7.  RESERVE FOR ESTIMATED SERVICING LOSSES ON INVESTOR-OWNED LOANS

     An analysis of the reserve for estimated servicing losses on investor-owned loans is as follows (in thousands):

                                                                For the Period      For the Period
                                                                March 1, 1997 to    March 16, 1996 to
                                                                February 10, 1998   February 28, 1997
                                                                    --------             --------

Beginning balance                                                 $ 21,650               $  11,100
Provision for servicing losses on
      investor-owned loans                                          12,346                  13,683
Charge-offs                                                        (12,747)                (10,295)
Recoveries                                                             401                      60
Additions from acquisition of BMC                                       -                    7,102
                                                               ------------------    -----------------
Ending balance                                                    $ 21,650               $  21,650
                                                               ==================    =================


8.    NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                            Weighted Average Interest Rate
                                                Total Outstanding       At Period End        During the Period

Bank line of credit, February 10, 1998             $ 2,074,956              6.00%                  6.04%
                                              ======================

Bank line of credit, February 28, 1997             $ 1,778,496              5.65%                  5.83%
Short-term credit facilities                            40,007              8.25%                  8.25%
                                              ----------------------
  Total, February 28, 1997                         $ 1,818,503
                                              ======================

HomeSide Lending borrows funds on a demand basis from an independent syndicate of banks under a $2.5 billion credit facility which, at the request of HomeSide Lending, may be increased to $3.0 billion. The line of credit is used to provide funds for HomeSide Lending's business of originating, acquiring and servicing mortgage loans. The line of credit includes both a warehouse credit facility, which is limited to 98% of the fair value of eligible mortgage loans held for sale, and a servicing-related facility, which is capped at $950.0 million. On February 14, 2000, the line of credit will terminate. The credit agreement contains covenants that impose limitations and restrictions on HomeSide Lending, including the maintenance of certain net worth and ratio requirements. Under certain circumstances set forth in the credit agreement, borrowings under the agreement become collateralized by substantially all of HomeSide Lending's assets. HomeSide Lending is in compliance with all requirements included in the credit agreement. At February 10, 1998 and February 28, 1997, $2.1 billion and $1.8 billion, respectively, was outstanding under the credit line. Amounts outstanding at February 10, 1998 and February 28, 1997 under the bank line of credit are comprised of a warehouse credit facility of $1.2 billion and $0.8 billion and a servicing-related credit facility of $0.9 billion and $0.9 billion, respectively. The amount of the unused bank line of credit was $0.4 billion and $0.7 billion as of February 10, 1998 and February 28, 1997, respectively.

Borrowings under the bank line of credit bear interest at rates per annum, based on, at HomeSide Lending's option (A) the highest of (i) the lead bank's prime rate, (ii) the secondary market rate of certificates of deposit plus 100 basis points and (iii) the federal funds rate in effect from time to time plus 0.5% or
(B) various rates based on federal fund rates.

On January 15, 1997, HomeSide Lending entered into a short-term credit facility with a bank in a maximum aggregate principal amount of $85.0 million. On March 14, 1997, HomeSide Lending entered into another short-term credit facility in an aggregate principal amount of $100.0 million. The facilities each expired on May 1, 1997 and amounts borrowed under these lines were repaid.


9.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                February 10, 1998          February 28, 1997
                                -----------------          -----------------
Medium-term notes                  $   750,000                    $    -
Mortgage note payable                   20,466                     21,128
                                -----------------          -----------------
  Total                            $   770,466                  $  21,128
                                =================          =================

  Medium-term notes

As of February 10, 1998, $650.0 million of the outstanding medium-term notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rates on medium-term borrowings issued for the period from March 1, 1997 to February 10, 1998, including the effect of the interest rate swap agreements, was 6.251% . Net proceeds from the issuance were primarily used to reduce the amounts outstanding under the bank credit agreement. Amounts were subsequently reborrowed under the bank credit facility to fund the early pool buyout program.

As of February 10, 1998, outstanding medium-term notes issued by HomeSide Lending, Inc., under a $1.0 billion shelf registration statement were as follows (in thousands):


 Issue Date     Outstanding Balance  Stated Interest Rate   Maturity Date

May 20, 1997            $250,000            6.890%          May 15, 2000
June 30, 1997            200,000            6.883%          June 30, 2002
June 30, 1997             40,000            6.820%          July 2, 2001
July 1, 1997              15,000            6.860%          July 2, 2001
July 31, 1997            200,000            6.818%          August 1, 2004
September 15, 1997        45,000            6.770%          tember 17, 2001
                       ----------
  Total                 $750,000
                       ==========

As of February 10, 1998, $250.0 million was available for future issuances under the shelf registration. On March 6, 1998, HomeSide Lending, Inc. filed an amendment increasing the shelf registration to $1.5 billion.

  Mortgage note payable

HomeSide Lending assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.50%. HomeSide Lending's main office building is pledged as collateral. A purchase accounting premium was recorded in connection with HomeSide Lending assuming the mortgage note payable.

Principal payments due on long-term debt at February 10, 1998 are as follows (in thousands):

Fiscal Year
 1999                                         $         256
 2000                                               250,281
 2001                                               100,309
 2002                                               200,340
 2003                                                   373
 Thereafter                                         211,724
 Unamortized purchase accounting premium              7,183
                                              ==============
 Total                                        $     770,466
                                              ==============

Long-term debt of Parent

On May 14, 1996, the Parent issued $200,000,000 of 11.25% notes ("Notes") maturing on May 15, 2003 and paying interest semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 1996. The Notes are redeemable at the option of the Parent, in whole or in part, at any time on or after May 15, 2001, at certain redemption prices. The indenture contains covenants that impose limitations and restrictions on the Parent, including the maintenance of certain net worth and ratio requirements. In addition, the Notes are secured by a second priority pledge of the common stock of HomeSide Lending, Inc and principal and interest payments on the Notes are funded by dividends received from HomeSide Lending. The Parent is in compliance with all net worth and ratio requirements contained in the indenture relating to the notes. The amount of Notes outstanding at February 10, 1998 is $130.0 million.

On February 5, 1997, the Parent issued 8,452,500 shares of common stock to the public at $15 per share. A portion of the proceeds from the offering was used to pre-pay $70.0 million of the Notes at a premium of $7.9 million. In connection with the early repayment of the Notes, the Parent wrote off a portion of the unamortized debt issuance costs related to the Notes and incurred a prepayment penalty equal to one year's interest on the Notes retired . The loss amounted to $6.4 million, net of tax, and was recorded as an extraordinary item. The remaining proceeds were used to reduce amounts outstanding under the bank line of credit.

During the period from March 1, 1997 through February 10, 1998, and the period from March 16, 1996 through February 28, 1997, HomeSide Lending paid $14.7 million and $17.0 million, respectively, in dividends to the Parent to enable the Parent to service the debt and pay certain debt issuance costs.


10. INCOME TAXES

The Company files a consolidated federal income tax return. All companies included in the consolidated federal income tax return are jointly and severally liable for any tax assessments based on such consolidated return.

Components of the provision for income taxes before the effect of the tax benefit associated with the early extinguishment of debt were as follows (in thousands):

                     For the Period From       For the Period From
                       March 1, 1997 to          March 16, 1996 to
                      February 10, 1998         February 28, 1997
                    ---------------------     ---------------------
Current:
     Federal               $   2,856                     $   -
     State                       -                           -
                    ---------------------     ---------------------
                           $   2,856                         -
Deferred;
     Federal                  42,462                     30,872
     State                     8,061                      6,406
                    ---------------------     ---------------------
                            $ 50,523                   $ 37,278
                    ---------------------     ---------------------

     Total                  $ 53,379                   $ 37,278
                    =====================     =====================


The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of income.

                                    For The Period From     For The Period From
                                     March 1, 1997 to        March 16, 1996 to
                                     February 10, 1998       February 28, 1997

 Statutory federal income tax rate            35.0%                   35.0%
 State income and franchise taxes,
        net of federal tax effect              3.5%                    4.0%
 Other                                          .5%                    1.0%
                                    --------------------    -------------------

 Effective income tax rate                    39.0%                   40.0%
                                    ====================    ===================


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):



                                          February 10, 1998    February 28, 1997
Deferred tax assets:
   Net operating loss carryforwards           $    23,114            $  40,891
   Alternative minimum tax credit
     carry forward                                  2,856                 -
   Loss reserves                                   25,404               17,563
   Hedge activities                                30,754                 -
   Other assets                                     4,879               12,087
                                           ===============       ==============
      Total gross deferred tax assets        $     87,007            $  70,541
                                           ===============       ==============


Deferred tax liabilities:
   Mortgage servicing fees                   $    267,871            $ 207,278
   Other liabilities                               16,379                5,678
                                           ---------------       --------------
      Total gross deferred tax liabilities        284,250              212,956
                                           ===============       ==============
        Net deferred tax liability        $       197,243            $ 142,415
                                           ===============       ==============

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. No valuation allowance was recorded at February 10, 1998 or February 28, 1997.

The Company has consolidated tax net operating loss carryforwards at February 10, 1998. These carryforwards expire in the years 2002 to 2012.


11.  LEASE COMMITMENTS

HomeSide Lending leases office facilities and equipment under noncancelable leases that include renewal options and escalation clauses which extend into 2004. Rental expense for leases of office facilities and equipment was $4.5 million and $3.9 million for the period March 1, 1997 to February 10, 1998 and for the period March 16, 1996 to February 28, 1997, respectively. HomeSide Lending's minimum future lease commitments are as follows (in thousands):

Fiscal Year
1999                       $        2,124
2000                                  984
2001                                  800
2002                                  710
2003                                  625
Thereafter                            700
                           ---------------
     Total                 $        5,943
                           ===============




12.  SUPPLEMENTAL CASH FLOW INFORMATION

In connection with the acquisitions of BBMC and BMC, HomeSide Lending recorded non-cash assets and assumed liabilities, including fair value adjustments, of approximately $2.3 billion and $1.7 billion in 1998 and 1997, respectively.

HomeSide Lending paid $58.8 million and $60.1million of interest during the period from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997, respectively. HomeSide Lending paid taxes totaling $0.3 million and received $51.7 million cash for reinstated loans from early pool buyout advances for the period from March 1, 1997 to February 10, 1998.


13.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using other valuation techniques, such as discounting estimated future cash flows using a rate commensurate with the risks involved or other acceptable methods. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, prepayments, discount rates, estimates of future cash flows, future anticipated loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. Also because of differences in methodologies and assumptions used to estimate fair value, the Company's fair values should not be compared to those of other companies.

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. For certain assets and liabilities, the information required is supplemented with additional information relevant to an understanding of the fair value.

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

   Cash and cash equivalents
The carrying amount reported in the balance sheet approximates fair value.

   Mortgage loans held for sale
Fair values are based on the estimated value at which the loans could be sold in the secondary market. These loans are priced to be sold with servicing rights retained, as this is the Company's normal business practice.

   Accounts receivable, early pool buyout advances and accounts payable
Carrying amounts are considered to approximate fair value. Accounts payable do not include the effects of additional costs incurred and additional liabilities assumed in connection with HomeSide Lending's acquisition by the National.

   Risk management contracts
Fair values are estimated based on actual market quotes or option models.


   Notes payable
The carrying amount of the notes payable reported in the balance sheet approximates its fair value due to the short-term nature of the borrowings under the credit agreements.

   Long-term debt
Fair value of long-term debt is estimated by discounting estimated future cash flows using a rate consistent with the Company's current borrowing rate as adjusted for the effects of certain prepayment penalties.

   Commitments to originate mortgage loans
Fair value is estimated using quoted market prices for securities backed by similar loans adjusted for differences in loan characteristics.
   Forward contracts to sell mortgages
Forward contracts to sell mortgages, which represent legally binding agreements to sell loans to permanent investors at a specified price or yield, are valued using market prices for securities backed by similar loans and are reflected in the fair values of the mortgages held for sale, to the extent that these commitments relate to mortgage loans already originated, or of the related commitments to extend credit.

   Options on mortgage-backed securities and U.S. treasury bond futures
The fair values of options are estimated based on actual market quotes. In some instances, quoted prices for the underlying loans or valuations determined by option models are used.

   Interest rate swaps
The fair values of interest rate swaps are estimated based on dealer quotes.

Fair Value

The fair values of the Company's financial instruments are as follows (in thousands):

                                                     February 10, 1998                   February 28, 1997
                                                    -----------------                   -----------------
                                                  Carrying            Fair            Carrying             Fair
                                                   Amount             Value            Amount             Value
ASSETS
Cash and cash equivalents                      $     32,113    $      32,113      $      52,691     $      52,691
Mortgage loans held for sale                      1,292,403        1,296,685            805,274           806,432
Accounts receivable and early pool buyout
   advances                                         601,391          601,391            157,518           157,518
Risk management contracts for
   mortgage servicing rights                         43,947           43,947             45,212            45,212

LIABILITIES
Notes payable                                     2,074,956        2,074,956          1,818,503         1,818,503
Long-term debt                                      770,466          799,893             21,128            21,128
Accounts payable and accrued liabilities            135,802          135,802            123,231           123,231

Off-balance sheet(1)
Commitments to originate mortgage loans                --             (1,510)              --              (2,805)
   Mandatory forward contracts to sell mortgages       --             (3,621)              --               3,588
   Mandatory forward contracts to sell U.S.
       Treasuries                                      --                 65               --                   7
   Option contracts on mortgage-backed
       securities                                     3,543            5,890              2,025             1,741
Option contracts on U.S. treasury bond futures          743              604                321              (147)
Interest rate swaps                                    --             13,496               --                  --
-----------------------------
(1) Parenthesis denote a liability

Fair value estimates are made as of a specific point in time, based on relevant market data and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company's entire holding of a particular financial instrument. Because no active market exists for some portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments and other factors.

These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates. Further, the fair value estimates were calculated as of February 10, 1998 and February 28, 1997. Subsequent changes in market interest rates and prepayment assumptions could significantly change the fair value.

14.  RISK MANAGEMENT AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

As discussed in Note 3, HomeSide Lending utilizes risk management financial instruments to manage interest rate risk related to the value of its mortgage servicing rights. A summary of HomeSide Lending's position in risk management financial instruments at February 10, 1998 and February 28, 1997 is included below.

The fair value of HomeSide Lending's risk management contracts is based on quoted market prices of the underlying instruments at February 10, 1998 and February 28, 1997. The notional amounts represent the par value of the underlying U.S. Treasury bonds. However, the notional amounts are not recognized in the balance sheet and should not be considered as a measure of credit risk or future cash requirement.

The amount of the risk management contracts maintained depends on factors such as interest rates, interest volatility and growth in the mortgage servicing portfolio. HomeSide Lending is subject to market risk to the extent that interest rates fluctuate; however, the purpose of the risk management contracts is to hedge the value of the mortgage servicing rights portfolio. HomeSide Lending's risk management financial instruments qualify as hedges, and gains or losses on the risk management instruments correlate to movements in the value of the mortgage servicing rights. Cash requirements for HomeSide Lending's option contracts are limited to premiums paid. Cash requirements for futures contracts are managed based on limits established by HomeSide Lending's risk management committee. HomeSide Lending's credit risk on its risk management contracts is limited because the contracts are traded on a national exchange which guarantees counterparty performance.

As discussed in Note 3, HomeSide Lending purchases financial instruments and enters into financial agreements with off-balance sheet risk in the normal course of business through the origination and selling of mortgage loans and as part of its risk management programs. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. Interest rate risk is the possibility that a change in interest rates will cause the value of a financial instrument to decrease or become more costly to settle.

  Options and forward contracts

The notional amount of the options and forward contracts used in HomeSide Lending's risk management programs is the amount upon which interest and other payments under the contract are based and is generally not exchanged. Therefore, the notional amounts should not be taken as the measure of credit risk or a reflection of future cash requirements. The risk associated with options and forwards is the exposure to current and expected market movements in interest rates and the ability of the counterparties to meet the terms of the contracts. The cash requirements associated with these options and forward contracts, aside from the initial purchase price, are minimal. These contracts generally require future performance on the part of the counterparty upon exercise of the option or execution of the forward contract by HomeSide Lending.

HomeSide Lending is exposed to credit loss in the event of nonperformance by the counterparties to the various instruments. HomeSide Lending controls credit and market risk associated with interest rate products by establishing and monitoring limits with counterparties as to the types and degree of risks that may be undertaken. HomeSide Lending's exposure to credit risk in the event of default by the counterparties for the options is $57.0 million at February 10, 1998.

HomeSide Lending's exposure to credit risk in the event of default by the counterparty for mandatory forward commitments to sell mortgage loans is the difference between the contract price and the current market price, offset by any available margins retained by HomeSide Lending or an independent clearing agent, which totaled $30.2 million at February 10, 1998. The amount of credit risk as of February 10, 1998, if all counterparties failed completely and if the margins, if any, retained by HomeSide Lending or an independent clearing were to become unavailable, was approximately $4.4 million for mandatory forward commitments of mortgage-backed securities.

The following is a summary of HomeSide Lending's notional amounts and fair values of interest rate products (in thousands):

                                                            February 10,                       February 28, 1997
                                                                1998
                                                    Notional                             Notional
                                                     Amount         FairValue(1)          Amount         Fair Value (1)
                                                     ------         ------------          ------         --------------

Purchased commitments to sell Mortgage loans:
  Mandatory forward contracts                    $  2,847,668      $   (3,556)        $  1,445,345        $    3,588
  Options on mortgage-backed
      securities                                      835,000           5,890              755,000             1,741
  Options on U.S. treasury
      bond futures                                    145,000             604              140,000              (147)
Risk management contracts on
   mortgage servicing rights:
   Options on U.S. treasury
      bond futures                                  4,440,100          50,487            3,572,300             45,212
   Futures contracts on U.S. treasury
      bonds                                         2,121,800          (6,540)               --                 --
------------------------------------------------
(1)   Fair  value  represents  the amount at which a given  instrument  could be exchanged  in an arms  length  transaction  with a third  party  as of the balance sheet date.


  Commitments to originate mortgage loans

HomeSide Lending regularly enters into commitments to originate and purchase mortgage loans at a future date subject to compliance with stated conditions. Commitments to originate mortgage loans have off-balance sheet risk to the extent HomeSide Lending does not have matching commitments to sell loans, which exposes HomeSide Lending to lower of cost or market valuation adjustments in a rising interest rate environment. Additionally, the extension of a commitment, which is subject to HomeSide Lending's credit review and approval policies, gives rise to credit exposure when certain borrowing conditions are met and the loan is made. Until such time, it represents only potential exposure. The obligation to lend may be voided if the customer's financial condition deteriorates or if the customer fails to meet certain conditions. Commitments to originate mortgage loans do not necessarily reflect future cash requirements since some of the commitments will not be drawn upon before expiration. Commitments to originate mortgage loans totaled $3.2 billion and $2.7 billion at February 10, 1998 and February 28, 1997, respectively.

  Mortgage loans sold with recourse

HomeSide Lending sells mortgage loans with recourse to various investors and retains the servicing rights and responsibility for credit losses on these loans. The total outstanding balance of loans sold with recourse does not necessarily represent future cash outflows. The total outstanding principal balance of loans sold with recourse was $16.7 million and $14.2 million at February 10, 1998 and February 28, 1997, respectively.

For five years following the May 31, 1996 acquisition of BMC, Barnett is obligated to repurchase or reimburse HomeSide Lending for any credit losses related to $101.0 million of loans serviced with recourse.

  Servicing commitment to investors

HomeSide Lending is required to submit to certain investors, primarily GNMA, guaranteed principal and interest payments from the underlying mortgage loans regardless of actual collections.

  Purchase mortgage servicing rights commitments

HomeSide Lending routinely enters into commitments to purchase mortgage servicing rights associated with mortgages originated by third parties, subject to compliance with stated conditions. These commitments to purchase mortgage servicing rights correspond to mortgage loans having an aggregate loan principal balance of approximately $0.6 billion and $2.3 billion at February 10, 1998 and February 28, 1997, respectively.

  Geographical concentration of credit risk

HomeSide Lending is engaged in business nationwide and has no material concentration of credit risk in any geographic region.


15. OTHER RELATED PARTY TRANSACTIONS

HomeSide Lending entered into an agreement with BankBoston and Barnett for certain corporate support services. For the period March 1, 1997 through February 10, 1998, HomeSide Lending paid BankBoston and Barnett approximately $5.2 million and $0.5 million, respectively, for these services. For the period March 16, 1996 to February 28, 1997, HomeSide Lending paid BankBoston and Barnett approximately $2.5 million and $0.9 million, respectively, for these services.

HomeSide Lending purchases mortgage loans eligible for sale from BankBoston and Barnett. For the period March 1, 1997 through February 10, 1998, HomeSide Lending paid approximately $5.3 million and $45.4 million, respectively, to BankBoston and Barnett for the purchase of mortgage servicing rights. For the period from March 1, 1996 through February 28, 1997, HomeSide Lending paid approximately $4.7 million and $27.6 million, respectively, to BankBoston and Barnett for the purchase of mortgage servicing rights. HomeSide Lending also purchases the mortgage servicing rights to the mortgage loans BankBoston and Barnett hold in their portfolios. For the period March 1, 1997 through February 10, 1998, HomeSide Lending purchased mortgage servicing rights for loans retained by BankBoston and Barnett totaling approximately $1.6 million and $9.5 million, respectively. For the period from March 16, 1996 to February 28, 1997 HomeSide Lending purchased mortgage servicing rights for loans retained by BankBoston and Barnett totaling approximately $1.3 million and $8.2 million, respectively. The BankBoston and Barnett purchases represent 2.8% and 20.4%, respectively, of the Company's total production for the period from March 1, 1997 to February 10, 1998. For the period of March 16, 1996 through February 28, 1997, the BankBoston and Barnett purchases represented 2.8% and 16.0 %, respectively, of the Company's total production.

HomeSide Lending services residential mortgage loans held in portfolio by BankBoston and Barnett. The servicing fees paid by BankBoston and Barnett to HomeSide Lending are market-based fees consistent with the fees charged by HomeSide Lending to other investors. For the period March 1, 1997 to February 10, 1998, BankBoston and Barnett paid $3.8 million and $29.1 million in servicing fees, respectively. For the period March 16, 1996 to February 28, 1997, BankBoston and Barnett paid $5.3 million and $ 23.6 million in servicing fees, respectively.

As a result of NationsBank Corporation's acquisition of Barnett Banks, Inc., the Company agreed to release Barnett from a five year agreement to sell certain of its mortgage loans to HomeSide Lending. In consideration, the Company received the right to purchase $5.0 billion in mortgage servicing rights, an increase in the weighted average servicing fee for Barnett portfolio loans currently serviced, and will receive $3.0 million cash in June 1998.


16.  CONTINGENCIES

HomeSide Lending, along with its subsidiaries, is a defendant in a number of legal proceedings arising in the normal course of business. HomeSide Lending, in management's estimation, has recorded adequate reserves in the financial statements for pending litigation. Management, after reviewing all actions and proceedings pending against or involving HomeSide Lending, considers that the aggregate liabilities or loss, if any, resulting from the final outcome of these proceedings will not have a material effect on the financial position, results of operations or liquidity of HomeSide Lending.


17.  EMPLOYEE BENEFITS

HomeSide Lending offers a 401(k) defined contribution benefit plan in which employees may contribute a portion of their compensation. Substantially all employees are eligible for participation in the plan. The Company matches 100% of amounts contributed up to 4% of an employee's compensation. Further, the Company may contribute additional amounts at its discretion. Total expense related to the benefit plan was approximately $3.0 million and $4.0 million for the period from March 1, 1997 to February 10, 1998 and the period from March 16, 1996 to February 28, 1997, respectively.


18.  QUARTERLY FINANCIAL DATA (Unaudited)

                                         For the Period From     For the Three Months   For the Three Months   For the Three Months
                                         December 1, 1997 to      Ended November 30,    Ended August 31,          Ended May 31,
                                          February 10, 1998              1997                 1997                   1997
                                          -----------------              ----                 ----                   ----

(in thousands, except share data)
Revenue                                     $    65,264             $   75,619              $   76,330            $   70,727
Expenses                                         38,241                 39,432                  37,454                35,943
Provision for income taxes                       11,433                 14,577                  14,391                12,978
                                       ------------------------- ---------------------- ---------------------- ---------------------
Net income                                  $    17,888             $   22,801              $   22,507            $   20,295
                                       ========================= ====================== ====================== =====================



                                         For the Period From     For the Three Months   For the Three Months   For the Three Months
                                         December 1, 1997 to      Ended November 30,    Ended August 31,          Ended May 31,
                                          February 10, 1998              1997                 1997                   1997
                                          -----------------              ----                 ----                   ----

(in thousands, except share data)
   Revenue                             $             68,841      $     68,073             $    63,640             $   36,087
   Expenses                                          39,987            40,335                  40,515                 22,609
   Provision for income taxes                        10,898            11,373                   9,481                  5,526
                                       ------------------------- ---------------------- ---------------------- ---------------------
   Net income                          $             17,956      $     16,365             $    13,644             $    7,952
                                       ========================= ====================== ====================== =====================


19.  SUBSEQUENT EVENTS

On April 1, 1998, HomeSide Lending entered into an agreement with Banc One Mortgage Corporation ("Banc One") to acquire the mortgage servicing assets of Banc One. HomeSide Lending and Banc One have also entered into a Preferred
Partner agreement, whereby Banc One will sell a significant portion of its residential mortgage loans to HomeSide Lending over the next five years. The total purchase consideration is $201.0 million cash. The mortgage servicing rights acquired relate to mortgage servicing loans of approximately $18 billion. The transaction is subject to regulatory approvals and is expected to close late in the second calendar quarter of 1998.

On April 6, 1998, the Company signed an agreement with NationsBank Corporation whereby NationsBank agreed to sell HomeSide Lending a national wholesale mortgage loan network which was formerly owned by Barnett Banks, Inc.

     Effective April 30, 1998, HomeSide, Inc., the Parent, amended its charter to change its name to HomeSide International, Inc.

 BBMC (Acquired by HomeSide, Inc. on March 15, 1996 and now known as HomeSide
       Lending, Inc.)
 ITEM 6. Summary Historical Consolidated Financial and Operating Information

      The following table sets forth summary historical consolidated financial and operating information for BBMC (formerly BancBoston Mortgage Corporation and the Predecessor to the Issuer) for the periods prior to its acquisition by the Parent. Such information should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and the Notes thereto and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" of BBMC included elsewhere in this document.

                                                                                              For the Period
                                                                                                From January 1,
                                                        Years ended December 31,                1996 to March 15,
                                            ------------------------------------------------- ---------------------
                                                 1993             1994            1995                1996
                                            ---------------- --------------- ---------------- ---------------------
                                                         (dollars in thousands)

Consolidated Statements of  Operations
  Data:
Revenues:
Mortgage servicing fees                     $    111,822       $  140,491       $ 173,038        $    38,977
Gain (loss) on risk management contracts           6,688           (6,702)        108,702           (128,795)
Amortization of mortgage servicing rights       (112,492)         (66,801)       (108,013)           (7, 245)
                                            ---------------- --------------- ---------------- ---------------------
     Net servicing  revenue                        6,018           66,988         173,727            (97,063)
Interest income                                   50,156           31,585          24,324              8,423
Interest expense                                 (44,199)         (33,952)        (27,128)           (10,089)
                                            ---------------- --------------- ---------------- ---------------------
     Net interest revenue                          5,957           (2,367)         (2,804)            (1,666)
Net mortgage origination revenue (expense)         6,173            4,983           3,417              7,638
Gain on sales of servicing rights                    651           10,862          10,230               --
Other income                                          50              147             511                253
                                            ---------------- --------------- ---------------- ---------------------
          Total revenues                          18,849           80,613         185,081            (90,838)
Expenses:
Salaries and employee benefits                    33,096           40,370          45,381             10,287
Occupancy and equipment                            7,966            9,012          10,009              2,041
Servicing losses on investor-owned loans           2,770            7,177           9,981              5,560
Real estate acquired                               1,600              253           1,054                291
Other  expenses                                   22,058           19,326          21,896              7,377
                                            ---------------- --------------- ---------------- ---------------------
          Total expenses                          67,490           76,138          88,321             25,556

Income (loss) before income taxes and
  cumulative effects of changes in
  accounting  principles                    $    (48,641)    $      4,475     $    96,760      $    (116,394)
                                            ================ =============== ================= ====================

Net income (loss)                           $    (85,185)    $      5,405     $    58,826      $     (73,861)
                                            ================ =============== ================ =====================
Selected Balance Sheet Data (at Period
  end):
Mortgage loans held for sale                $       607,506  $    271,215     $   388,436      $     628,504
Mortgage servicing rights                           281,727       431,148         551,338            542,862
Total assets                                      1,193,583     1,006,887       1,254,303          1,520,357
Note payable to Bank of Boston                    1,019,011       779,021         966,000          1,256,000
Total Liabilities                                 1,071,223       879,122       1,067,712          1,407,627
Total stockholders' equity                          122,360       127,765         186,591            112,730


Selected Operating Data
Volume of loans originated and acquired     $    13,682,761    $4,473,000      $9,567,521        $ 4,187,603(a)
Loan servicing portfolio (at period end)         27,999,100    37,971,200      41,555,354         44,158,163(a)
Loan servicing portfolio (average)               25,852,400    33,178,600      39,283,700         43,158,072(a)
Weighted average interest rate (at period
  end)                                              8.07%         7.91%           7.97%            7.90%(a)
Weighted average servicing fee (average
  for period)                                      0.372%        0.389%          0.383%           0.380%(a)
-------------------------
(a)  Period information is for the period January 1, 1996 to March 31, 1996 and period end information is at March 31, 1996.


  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS BANCBOSTON MORTGAGE CORPORATION--FOR THE
  PERIODS JANUARY 1, 1996 TO MARCH 15, 1996 AND JANUARY 1, 1995 TO MARCH 31, 1995 AND FOR THE YEAR ENDED DECEMBER 31, 1996

General

         Prior to March 15, 1996, BBMC was a wholly-owned subsidiary of Bank of Boston, a subsidiary of Bank of Boston Corporation ("BKBC"). On March 15, 1996, BBMC was acquired by HomeSide. The interim financial statements of BBMC have been prepared for the period January 1, 1996 to March 15, 1996 to coincide with the closing of the BBMC Acquisition. Results of operations for periods subsequent to March 15, 1996 are included in the financial statements of HomeSide. Results of operations for the three months ended March 31, 1995 have been presented for comparative purposes. Unless otherwise noted, references to the first quarter 1996 pertain to the period January 1, 1996 to March 15, 1996. BBMC reported earnings on a calendar year basis.

         BBMC operates as a full-service mortgage banking firm emphasizing wholesale mortgage originations and low cost mortgage servicing. Servicing activities represent BBMC's primary revenue source. BBMC also generates revenue, to a lesser extent, from mortgage loan origination fees. BBMC incurs expenses for amortization of mortgage servicing rights, interest on its line of credit and general corporate activities.

         On June 1, 1995, BBMC purchased certain assets and assumed certain liabilities of Bell Mortgage Company ("Bell Mortgage"), a privately-held mortgage origination company located in Minneapolis, Minnesota. The acquisition of Bell Mortgage was accounted for under the purchase method of accounting. Results of operations of Bell Mortgage are included in the 1995 consolidated financial statements from the date of acquisition. See Note 16 of Notes to Consolidated Financial Statements of BancBoston Mortgage Corporation for further discussion.

Results of Operations

Summary
         BBMC reported net income of $58.8 million in 1995 and $5.4 million in 1994. Net income in 1994 included an after tax positive effect of $3.5 million from a change in the accounting for mortgage servicing fee income. Prior to the effect of such adjustment, BBMC had income of $58.8 million in 1995 and $2.0 million in 1994. See Note 2 of Notes to Consolidated Financial Statements for further discussion of BBMC's accounting changes.
         The increase in net income in 1995 as compared to 1994 was primarily due to factors that resulted from a decrease in interest rates coupled with growth in BBMC's servicing portfolio. The lower interest rate environment resulted in a gain related to BBMC's risk management activities in 1995 as compared to a loss in 1994. BBMC also benefited from a 9% increase in the balance of its residential servicing portfolio from $38.0 billion at December 31, 1994 to $41.6 billion at December 31, 1995. The increases were partially offset, however, by higher mortgage servicing rights amortization charges as a result of larger mortgage servicing volumes and higher prepayment activity in 1995.

         Long-term interest rates declined through mid-February 1996, the continuation of a trend which began in 1995. This decline led to an increase in loan production to $4.2 billion during the first quarter of 1996 from $1.2 billion during the first quarter of 1995, and resulted in growth in BBMC's mortgage servicing portfolio, which increased from $41.6 billion at December 31, 1995 to $44.2 billion at March 31, 1996. Beginning in late February and continuing through March 1996, long-term interest rates increased and negatively affected BBMC's results of operations for the first quarter. BBMC reported a net loss of $73.9 million during the first quarter of 1996, compared to net income of $3.4 million in the first quarter of 1995. The decrease in net income was primarily due to losses of $128.8 million on BBMC's risk management contracts during the first quarter of 1996, a result of increasing interest rates in late February and March 1996.

Net Servicing Revenue
         Net servicing revenue increased from $67.0 million to $173.7 million, an increase of $106.7 million or 159.3%, from 1994 to 1995. This growth was comprised of a $115.4 million increase in gain on risk management contracts and a $32.5 million increase in mortgage servicing fees, offset by a $41.2 million increase in amortization of mortgage servicing rights. The gain on risk management contracts resulted primarily from a decline in interest rates in the fourth quarter of 1995 and was substantially offset by a related decrease in the economic value of the servicing portfolio, which was not reflected in earnings for the period. The cost of acquiring the right to service mortgage loans originated by others is capitalized and amortized as a reduction of servicing fee revenue over the estimated servicing period. The increases in mortgage servicing fees and amortization of mortgage servicing rights were primarily due to growth in BBMC's average servicing portfolio during 1995. Average servicing fees, excluding ancillary income, decreased slightly from 0.389% in 1994 to 0.383% in 1995.

         At December 31, 1995, BBMC serviced approximately 510,000 loans, including loans purchased not yet on BBMC's servicing system, with an unpaid principal balance ("UPB") of $41.6 billion, compared to approximately 484,000 loans with UPB of $38.0 billion at December 31, 1994, an increase of $3.6 billion, or 9.5%. The average servicing volume increased from $33.2 billion in 1994 to $39.3 billion in 1995, an increase of $6.1 billion or 18.4%. Growth in BBMC's servicing portfolio was primarily generated by wholesale loan production, which includes correspondent, co-issue and broker channels. BBMC also purchased servicing rights in bulk from other mortgage servicing entities. Bulk purchases totalled $5.5 billion and $0.7 billion in 1994 and 1995, respectively.

         In addition to growth in the servicing portfolio, an increase in late fee income contributed to the rise in mortgage servicing revenue during 1995. Late fees are included as a component of mortgage servicing revenue. BBMC instituted efforts to improve the collection of ancillary fee income during the year which contributed to an increase in late fee charges collected from $10.5 million in 1994 to $14.4 million in 1995. Late fee income also increased as a result of increases in BBMC's servicing portfolio size and average loan size. The higher average loan size translates into higher loan payments on which late fees are based. There was little or no change in the rate on which late fees were computed during 1995 as compared to 1994.

         During the first quarter of 1996, BBMC had net servicing revenues of $(97.1) million, as compared to servicing revenues of $24.2 million in the first quarter of 1995. The net negative amount recorded as servicing revenue in 1996 was primarily due to losses on BBMC's risk management contracts. Excluding the effect of risk management contracts, net servicing revenue increased from $20.6 million in the first quarter 1995 to $31.7 million in the first quarter 1996. In the first quarter of 1995, BBMC recorded gains on risk management contracts of $3.6 million. Due to an increase in long-term interest rates in late February and early March 1996, BBMC experienced losses on risk management contracts of $128.8 million during the quarter. Changes in the value of BBMC's mortgage servicing rights substantially offset the loss on risk management contracts. However, such changes in value were not fully recorded in the financial statements of BBMC because servicing rights were recorded at the lower of amortized cost or market value.

         The decrease in net servicing revenue was partially offset by a reduction in amortization of mortgage servicing rights from $23.1 million in the first quarter of 1995 to $7.2 million in the first quarter of 1996. The reduction in amortization was due to the increase in long-term interest rates noted above, which had a favorable effect on the prepayment estimates used in calculating BBMC's periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, a reduction in mortgage prepayment activity typically results in a longer estimated life of the mortgage servicing asset and, accordingly, lower amortization expense. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements.

Risk Management Activities
         BBMC had a risk management program designed to protect the economic value of its mortgage servicing portfolio from declines in value due to increases in estimated prepayment speeds, which are primarily influenced by declines in interest rates. When loans prepay faster than anticipated, the cash flow BBMC would expect to receive from servicing such loans was reduced. Because the value of the mortgage servicing rights is based on the present value of the net cash flows to be received over the life of the loan, the value of the servicing portfolio declines as prepayments increase.

         Prior to 1994, risk management of the mortgage servicing rights value was principally conducted by BKB as part of a consolidated risk management program. Through the third quarter of 1995, BKB continued to manage a portion of the risk associated with the servicing portfolio.

         To implement its risk management objectives, BBMC purchased risk management contracts that increased in value when long-term interest rates declined, or when prepayment speeds increased above a specified level. During 1994 and 1995, BBMC purchased options on long-term United States Treasury bond futures to protect a significant portion of the market value of its mortgage servicing portfolio from a decline in value. The value of BBMC's risk management position was designed to perform inversely with changesin value of mortgage servicing rights due to the effects of the changes in interest rates. The options were marked to market at each reporting date with changes in value reported in revenues. BBMC recognized a gain on risk management contracts of $108.7 million in 1995. While the value of the servicing portfolio declined, the full effect of such decline was not reflected in BBMC's financial results because the value of the associated service rights exceeded its book value. Due to a rising interest rate environment, BBMC experienced a $6.7 million loss related to its risk management contracts in 1994.

         BBMC recognized a gain on risk management contracts of $108.7 million in 1995, of which $86.5 million was unrealized. During the first quarter of 1996, long-term interest rates increased, reversing the declining trend which prevailed during 1995. As a result, through the date of the sale of BBMC in March 1996, BBMC recognized a loss on risk management contracts of $128.8 million, which included a reversal of such $86.5 million unrealized gain recognized during 1995. In 1995 and 1996, changes in the value of BBMC's mortgage servicing rights substantially offset the gain and loss on the risk management contracts. However, such changes in value were not fully recorded in the financial statements of BBMC because servicing rights are recorded at the lower of amortized cost or market value.

Net Interest Revenue/Expense
         Net interest expense was $2.4 million in 1994 and $2.8 million in 1995. Interest income decreased $7.3 million in 1995 as compared with 1994, primarily as a result of a decrease in the average rate earned on warehouse loans from 9.52% in 1994 to 7.78% in 1995. The reduction in interest income on warehouse loans was partially offset by a $2.1 million increase in interest earned on mortgage loans held for investment. Interest expense decreased $6.8 million in 1995 as compared with 1994 as a result of a decline in the average rate paid on BBMC's borrowings from 7.14% in 1994 to 6.89% in 1995.

         Net interest expense decreased from $2.0 million in the first quarter of 1995 to $1.7 million in the first quarter of 1996. Interest income increased in the first quarter of 1996 as compared with the first quarter of 1995 as a result of an increase in the average balance of mortgage loans held for sale from $124.6 million during the first quarter of 1995 to $535.6 million during the first quarter of 1996. Increased loan production volumes, $4.2 billion in the first quarter of 1996 compared to $1.2 billion in the first quarter of 1995, created the increased average balance of mortgage loans held for sale. In addition, an increase in long-term interest rates during February and March 1996 improved the yield on its mortgage loans held for sale. Interest expense incurred on BBMC's credit facility with Bank of Boston increased in the first quarter of 1996 as compared with the first quarter of 1995 as a result of the increase in the average balance of BBMC's loans held for sale. In the first quarter of 1996 as well as the first quarter of 1995, interest earned on loans held for sale was less than interest expense on borrowings, thereby creating net interest expense for BBMC; but the increase in long-term interest rates during February and March 1996, without a corresponding increase in short-term rates on BBMC's credit facility, resulted in a decrease in net interest expense in the first quarter of 1996 as compared with the first quarter of 1995.

Net Mortgage Origination Revenue
         Net mortgage origination revenue decreased from $5.0 million in 1994 to $3.4 million in 1995. Lower production volumes and gains on sales of mortgage loans were the primary reasons for this decline.

         Net mortgage origination revenue (expense) increased from $(1.1) million in the first quarter of 1995 to $7.6 million in the first quarter of 1996. The increase in net origination revenue during the first quarter of 1996 was partially due to the adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights" as of January 1, 1996, which had the effect of increasing net mortgage origination revenue by $3.1 million. In previous periods, the cost of mortgage servicing rights for originated loans was included in the basis of the related loan. SFAS No. 122 requires that the cost of an originated loan be allocated between the loan sold and the servicing rights retained. Consequently, the cost basis of loans originated in 1996 was lower than the basis that would have been recorded prior to the adoption of SFAS No. 122 and resulted in additional gain on the sale of loans. The remaining increase was due to increases in origination income resulting from higher loan production volumes.

Gain on Sales of Servicing Rights
         Gain on sales of servicing rights decreased from $10.9 million in 1994 to $10.2 million in 1995. Gains on sales of servicing rights represent the excess of proceeds from the sale over the cost basis of the assets. Gains tend to be higher on sales of servicing rights with little or no cost basis, as was the case for BBMC's sales in 1994. The servicing rights sold during 1994 consisted primarily of retail originated loans and consequently had relatively low cost basis. The servicing rights sales in 1995 consisted of a higher percentage of servicing on purchased loans, which had a higher basis because servicing rights on purchased loans are capitalized.

         Gain on sales of servicing rights during the first quarter of 1995 was $4.3 million. There were no sales of servicing rights during the first quarter of 1996.

Salaries and Employee Benefits
         Salaries and employee benefits increased from $40.4 million in 1994 to $45.4 million in 1995, or 12.4%. Including capitalized direct loan origination costs (principally salary and employee benefits), salaries and employee benefits increased from $51.5 million to $56.5 million from 1994 to 1995, or 9.7%. The increase included a $3.9 million increase in salaries and a $1.1 million increase in benefits and were the result of a larger staff needed to support BBMC's growing servicing portfolio. The increases in salaries and benefits were partially offset by the outsourcing of certain default administration and tax payment administration activities during 1995. BBMC determined that the performance of these services on a contracted basis was more cost effective than maintaining the personnel and infrastructure necessary to carry out these functions in-house. Salaries and employee benefits decreased from $11.7 million in the first quarter of 1995 to $10.3 million in the first quarter of 1996, or 12.1%. If capitalized direct loan origination costs (principally salary and employee benefits) were included, the salaries and employee benefits increased from $12.8 million in the first quarter of 1995 to $13.5 million in the first quarter of 1996, or 5.8%. The increase reflected general salary and benefit increases as compared to the first quarter of 1995 and a slight increase in the number of full time equivalent employees from 1,117 as of March 31, 1995 to approximately 1,120 as of March 15, 1996.

Occupancy and Equipment Expense
         Occupancy and equipment expense increased from $9.0 million in 1994 to $10.0 million in 1995, or 11.1%, due primarily to the acquisition of Bell Mortgage and the larger servicing operations. Occupancy and equipment expense decreased $0.4 million, from $2.4 million for the first quarter of 1995 to $2.0 million for the first quarter of 1996. The decrease was primarily due to a decline in equipment repair and maintenance expenses in the first quarter of 1996 as compared to the first quarter of 1995.

Servicing Losses on Investor-Owned Loans
         Servicing   losses  on   investor-owned   loans   primarily   represent
anticipated losses attributable to servicing FHA and VA loans for investors. These amounts include actual losses for final disposition of loans, accrued interest for which payment has been denied and estimates for potential losses based on experience as a servicer of government loans.
Servicing losses on investor-owned loans totaled $7.2 million and $10.0 million for 1994 and 1995, respectively, primarily representing losses on VA loans. In 1994 and 1995, BBMC recorded provisions in excess of actual foreclosure losses. Management believes that BBMC had an adequate level of reserve based on its servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. For an analysis of changes in the reserve for estimated servicing losses on investor-owned loans for each of the two years ended December 31, 1995, see Note 4 of Notes to Consolidated Financial Statements of BancBoston Mortgage Corporation.

         Servicing losses on investor-owned loans increased from $0.7 million in the first quarter of 1995 to $5.6 million in the first quarter of 1996. The increase was primarily due to a change in the VA's method of calculating the amount it will guarantee on any loan, coupled with planned military base closings in California that may have an impact on the performance of certain VA loans serviced by BBMC. The increase in the VA marketing rate effectively represents a potential increase in BBMC's exposure on properties conveyed to the VA. BBMC analyzed the effect of these factors on the level of its reserve for estimated servicing losses and recorded a higher provision in the first quarter of 1996 in order to bring the reserve to an acceptable level.

Real Estate Owned Expense
         Real estate owned expense increased from $0.3 million in 1994 to $1.1 million in 1995. Real estate owned expense is incurred from foreclosed properties on which BBMC has taken title and includes declines in the value of the property, as well as the incurrence of property holding and maintenance costs. The change in real estate owned expense in 1995 was due primarily to an increase in the average balance of real estate owned from $1.4 million in 1994 to $1.6 million in 1995. As part of the BBMC Acquisition, BKB retained all real estate owned.

         Real estate owned expense increased from $0.2 million in the first quarter of 1995 to $0.3 million in the first quarter of 1996. The change was due to an increase in the average balance of real estate owned from $1.2 million during the first quarter of 1995 to $2.6 million during the first quarter of 1996.

Other Expenses
         Other expenses increased from $19.3 million to $21.9 million, or 13.3%, from 1994 to 1995. The increase in other expenses from 1994 to 1995 included increases of $1.1 million in advertising and public relations, $1.0 million in contracted services, $0.9 million in software costs and $0.6 million in communication expenses. These increases were partially offset by a $0.7 million reduction in loan-related expenses. The increase in advertising and public relations expense was due to a major advertising campaign carried out during 1995 in addition to normal advertising activity. Contracted services increased due to an increase in bank service charges for loan payment processing, which also increased with the larger BBMC servicing volume. Software costs increased as BBMC continued to expand and redesign its computer platform in order to deliver more efficient and reliable service. The increase in communications expense was due to higher telephone postage and delivery expenses resulting from higher loan production levels.

         Other expense increased $2.7 million, from $4.7 million during the first quarter of 1995 to $7.4 million in the first quarter of 1996. The increase was the result of a $0.5 million increase in communications expense and a $0.4 million increase in loan expense, coupled with a decrease in expense credits resulting from a decline in early pool buyout activity in 1996. These increases are reflective of the increase in BBMC's servicing portfolio, $44.2 billion at March 31, 1996 as compared to $37.8 billion at March 31, 1995, and higher loan production levels in the first quarter of 1996 as compared to the first quarter of 1995.

Provision for (Benefit from) Income Taxes
         BBMC recorded a provision for income taxes of $2.5 million and $37.9 million for 1994 and 1995, respectively. The effective income tax rate was 39.2% and 56.4% for 1995 and 1994, respectively. The difference between these rates and the statutory federal tax rate was primarily due to state income taxes, net of federal tax benefit. The changes in the provisions for, and benefit from, income taxes were the result of variances in BBMC's pre-tax income and loss for each of the years presented. For additional information regarding income taxes, refer to Note 10 of Notes to Consolidated Financial Statements of BancBoston Mortgage Corporation.

         BBMC's benefit from income taxes was $42.5 million during the first quarter of 1996 as compared to a provision for income taxes of $2.3 million in the first quarter of 1995. The change in BBMC's income tax provision was the result of a decline in pre-tax income during the first quarter of 1996 as compared to the first quarter of 1995, and a decrease in the effective tax rate from 39.9% during the first quarter of 1995 to 36.5% during the first quarter of 1996.

Accounting Changes
         On January 1, 1994, BBMC changed its method of accounting for mortgage servicing fees from the cash basis to the accrual basis. See Note 2 of Notes to Consolidated Financial Statements of BancBoston Mortgage Corporation for further discussion of BBMC's accounting changes. See "-Liquidity and Capital Resources-New Accounting Standard" for a discussion of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," which was adopted by BBMC in 1996.

Liquidity and Capital Resources

Overview
         BBMC's primary sources of cash were revenues earned from the servicing of mortgage loans, sales of mortgage loans and servicing rights and borrowings under BBMC's warehouse line of credit. BBMC's primary uses of cash were to fund loan originations and purchases, purchase bulk servicing rights, repay its warehouse line of credit and pay general corporate expenses. BBMC had a net increase (decrease) in cash of ($4.8 million) and $0.3 million in 1995 and 1994, respectively, and ($4.4 million) and $22.4 million in the first quarter of 1995 and the first quarter of 1996, respectively.

         The net decrease in cash in 1995 compared with 1994 was primarily attributable to the use of cash to meet growth in loan origination volume and purchases of mortgage servicing rights, coupled with a reduction in proceeds on sales of mortgage loans. Declining interest rates in 1995 increased loan production across the industry. Cash inflows in 1995 were positively affected by an increase in the proceeds from risk management contracts, which increased in value as a result of the decline in interest rates.

         Prior to the BBMC Acquisition, a line of credit with Bank of Boston was used to fund the origination and purchase of mortgage loans until the loans were sold to investors. The proceeds of such sales were typically used to pay down the related warehouse debt, with any excess retained by BBMC. Maximum borrowings under the line of credit were $1.25 billion. The higher level of borrowings in 1995 was indicative of higher loan production and purchase volumes during that year as compared to 1994.

         Net cash provided by operating activities and investing activities decreased in the first quarter of 1996 as compared with the first quarter of 1995, principally as a result of an increase in net cash used in the origination and purchase of loans held for sale and in the purchase and origination of mortgage servicing rights and the purchase of risk management contracts. These increases were the result of higher loan production levels and an increasing loan servicing portfolio. As a result of increased loan production and held for sale balances in the first quarter of 1996 as compared to the first quarter of 1995, BBMC had net borrowings of $290.0 million on its line of credit with Bank of Boston during the first quarter of 1996, as opposed to net repayments of $130.5 million on the line of credit during the first quarter of 1995.

Impact of Inflation
         Inflation affects BBMC primarily through its effect on interest rates because interest rates normally increase during periods of high inflation and decrease during periods of low inflation.

New Accounting Standard
         In May 1995, FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This Statement, among other provisions, requires that the value of mortgage servicing rights associated with mortgage loans originated by an entity be capitalized as assets, which results in an increase in mortgage origination revenues. The value of originated mortgage servicing rights is determined by allocating the total costs of the mortgage loans between the loans and the mortgage servicing rights based on their relative fair values. Also, the Statement requires that capitalized servicing rights be evaluated for impairment based on the fair value of these rights. For the purposes of determining impairment, mortgage servicing rights that are capitalized after the adoption of this Statement are stratified based on one or more of the predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each impaired stratum. BBMC adopted this Statement effective January 1, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
BancBoston Mortgage Corporation

We have  audited  the  accompanying  consolidated  balance  sheet of  BancBoston
Mortgage Corporation as of December 31, 1995, and the related consolidated statements of operations and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BancBoston
Mortgage Corporation as of December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


Coopers & Lybrand L.L.P.



Jacksonville, Florida

January 18, 1996, except for the second paragraph of Note 1 and the fifth paragraph of Note 2, as to which the date is March 4, 1996

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of
BancBoston Mortgage Corporation

We have audited the accompanying consolidated balance sheet of BancBoston Mortgage Corporation and subsidiaries (see Note 1) as of March 15, 1996, and the related consolidated statements of operations and retained earnings and cash flows for the period from January 1, 1996 to March 15, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BancBoston Mortgage Corporation and subsidiaries as of March 15, 1996 and the consolidated results of their operations and their cash flows for the period from January 1, 1996 to March 15, 1996, in conformity with generally accepted accounting principles.


Arthur Andersen LLP


Jacksonville, Florida
March 14, 1997




                                                    BANCBOSTON MORTGAGE CORPORATION
           (The Predecessor, acquired by HomeSide, Inc. on March 15, 1996 and now known as HomeSide Lending, Inc. -- Note 1)

                                                      CONSOLIDATED BALANCE SHEETS


                                                                                       At December 31, 1995     At March 15, 1996
     (in thousands)
                                                                                      ----------------------- ----------------------


                                                   ASSETS
     Cash.................................................                             $           830           $       23,216
     Mortgage loans
       Held for sale, net.................................                                     388,436                  628,504

       Held for investment................................                                      33,183                   65,068
     Purchased mortgage servicing rights, net.............                                     533,891                  522,469
     Excess mortgage servicing receivable, net............                                      17,447                   20,393
     Accounts receivable..................................                                      82,473                   65,599
     Accounts receivable from Bank of Boston and affiliates                                        343                     --
     Pool loan purchases..................................                                      65,272                   56,261
     Mortgage claims receivable, net......................                                      45,422                   17,563
     Accrued income tax receivable........................                                        --                     40,867
     Deferred tax asset...................................                                      40,724                   36,390
     Real estate acquired.................................                                       2,627                    2,797
     Premises and equipment, net..........................                                      25,386                   25,071
     Other assets.........................................                                      18,269                   16,159
                                                                                      ======================= ======================
               Total Assets...............................                                  $1,254,303               $1,520,357
                                                                                      ======================= ======================

                                     LIABILITIES & STOCKHOLDER'S EQUITY

     Note payable to Bank of Boston.......................                                    $966,000               $1,256,000
     Accounts payable and accrued liabilities.............                                      51,683                  137,837
     Accrued income taxes.................................                                      36,213                    --
     Long-term debt.......................................                                      13,816                   13,790
                                                                                      ----------------------- ----------------------
               Total liabilities..........................                                   1,067,712                1,407,627
                                                                                      ----------------------- ----------------------
     Commitments  and   Contingencies   (Notes  9,  11,  12,  13,  15,  and  16)
     Stockholder's Equity:
       Common stock, $1 par value per share: 10,000 shares
          authorized; 100 shares issued and outstanding...                                        --                      --
       Additional paid-in capital.........................                                     156,666                  156,666
       Retained earnings (accumulated deficit)............                                      29,925                  (43,936)

                                                                                      ----------------------- ----------------------
               Total stockholder's equity.................                                     186,591                  112,730
                                                                                      ======================= ======================
               Total Liabilities and Stockholder's Equity.                                  $1,254,303               $1,520,357
                                                                                      ======================= ======================

The  accompanying  notes are an  integral  part of these financial statements.




                                                    BANCBOSTON MORTGAGE CORPORATION
           (The Predecessor, acquired by HomeSide, Inc. on March 15, 1996 and now known as HomeSide Lending, Inc. -- Note 1)

                                      CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                                                                       For the Period
                                                                                 Year Ended           January 1, 1996
                                                                                December 31,              through
                                                                                    1995               March 15, 1996
                                                                                    ----               --------------

                                                                                             (In thousands)
      Revenues:
        Mortgage servicing fees......................                          $ 173,038              $ 38,977
        Gain (loss) on risk management contracts.....                            108,702              (128,795)
        Amortization of mortgage servicing rights....                           (108,013)               (7,245)
                                                                            --------------------- -------------------------
           Net servicing revenues....................                            173,727               (97,063)
                                                                            --------------------- -------------------------
        Interest income..............................                             24,324                 8,423
        Interest expense.............................                            (27,128)              (10,089)
                                                                            --------------------- -------------------------
           Net interest revenue (expense)............                             (2,804)               (1,666)
                                                                            --------------------- -------------------------
        Net mortgage origination revenue.............                              3,417                 7,638
        Gain on sales of servicing rights............                             10,230                   --
        Other income.................................                                511                   253
                                                                            --------------------- -------------------------
                Total Revenues.......................                            185,081               (90,838)
                                                                            --------------------- -------------------------
      Expenses:
        Salaries and employee benefits...............                             45,381                10,287
        Occupancy and equipment......................                             10,009                 2,041
        Servicing losses on investor-owned loans.....                              9,981                 5,560
        Real estate acquired.........................                              1,054                   291
        Other expenses...............................                             21,896                 7,377
                                                                            --------------------- -------------------------
                Total Expenses.......................                             88,321                25,556
                                                                            --------------------- -------------------------
      Income (loss) before income taxes and cumulative
        effect of change in accounting principle.....                             96,760              (116,394)
      Income tax expense (benefit) before cumulative
        effect of change in accounting principle:
        Current......................................                             47,646               (46,867)
        Deferred.....................................                             (9,712)                4,334
                                                                            --------------------- -------------------------
                Total Income Tax Expense (Benefit)...                             37,934               (42,533)
                                                                            --------------------- -------------------------
                Net Income (Loss)....................                             58,826               (73,861)
      Retained Earnings (Accumulated Deficit), January 1                         (28,901)               29,925
                                                                            ===================== =========================
      Retained Earnings (Accumulated Deficit), end of
        period.......................................                            $29,925             $ (43,936)
                                                                            ===================== =========================

The  accompanying  notes are an  integral  part of these financial statements.



                                                    BANCBOSTON MORTGAGE CORPORATION
           (The Predecessor, acquired by HomeSide, Inc. on March 15, 1996 and now known as HomeSide Lending, Inc. -- Note 1)

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Period
                                                                    Year Ended      January 1, 1996
                                                                   December 31,         through
                                                                       1995         March 15, 1996
                                                                             (In thousands)
                  Cash flows provided by (used in) operating activities:
                    Net income (loss)...........................    $    58,826      $   (73,861)
                    Adjustments to reconcile net income (loss)
                  to cash
                       provided by (used in) operations:
                       Cumulative effect of change in
                  accounting for                                             --               --
                         mortgage servicing fees, net of tax....
                       Amortization.............................        108,404            7,327
                       Depreciation.............................          3,133              719
                       Servicing losses on investor-owned loans.          9,981            5,560
                       Deferred tax (benefit) expense...........         (9,712)           4,334
                       Gain on sale of mortgage servicing rights        (10,230)              --
                       (Gain) loss on risk management contracts.       (108,702)         128,795
                       Write down of real estate acquired.......          1,699            1,067
                       Capitalized excess mortgage servicing
                         receivable.............................         (7,513)          (3,967)
                       Mortgage loans originated and purchased
                  for                                                (4,816,964)      (2,027,741)
                         sale...................................
                       Proceeds and principal repayments of
                  mortgage                                            4,694,909        1,787,673
                         loans held for sale....................
                       Change in accounts receivable............        (16,053)          17,217
                       Change in pool loan purchases............         12,205            9,011
                       Change in mortgage claims receivable.....         (5,383)          25,863
                       Change in accrued income taxes...........         31,388          (77,080)
                       Change in other assets and accounts
                  payable and                                           (11,899)          82,622
                         accrued liabilities....................
                                                                  ---------------- ----------------
                       Net cash provided by (used in) operating
                         activities.............................        (65,911)        (112,461)
                                                                  ---------------- ----------------

                  Cash flows provided by (used in) investing
                    activities:
                    Principal payments on (net origination) of
                  mortgage
                       loans                                             12,966          (31,885)
                       held for investment......................
                    Purchase of premises and equipment..........         (3,141)            (404)
                    Acquisition of Bell Mortgage................           (891)              --
                    Purchase of mortgage servicing rights.......       (193,013)         (60,171)
                    Proceeds from (amounts paid for) risk
                  management                                             27,120          (63,426)
                       contracts, net...........................
                    Proceeds from real estate acquired..........          2,610              759
                    Proceeds from sales of mortgage servicing            28,649               --
                  rights........................................
                                                                  ---------------- ----------------
                       Net cash used in investing activities....       (125,700)        (155,127)
                                                                  ---------------- ----------------
                  Cash flows provided by (used in) financing activities:
                    Borrowings from Bank of Boston..............      3,669,085        1,692,500
                    Repayments to Bank of Boston................     (3,482,106)      (1,402,500)
                    Repayment of long-term debt.................           (191)             (26)
                                                                  ---------------- ----------------
                       Net cash provided by (used in) financing
                         activities.............................        186,788          289,974
                                                                  ---------------- ----------------
                  Net increase (decrease) in cash...............         (4,823)          22,386
                    Cash at January 1...........................          5,653              830
                                                                  ================ ================
                    Cash at end of period.......................    $       830      $    23,216
                                                                  ================ ================

                  Supplemental disclosures of cash flow information:
                    Cash paid during the year for:
                       Interest.................................    $    27,498      $     9,211
                       Income taxes.............................    $    16,258      $    30,213
                                                                  ================ ================

                  Supplemental schedule of non-cash investing
                    activities:
                    BBMC purchased bulk mortgage servicing
                  rights
                       during the years 1994 and 1995. In           $    23,022      $        --
                  conjunction
                       with purchases, accounts payable were
                  assumed.......................................
                                                                  ================ ================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

         BancBoston Mortgage Corporation ("BBMC" or the "Company") was a wholly-owned subsidiary of The First National Bank of Boston ("Bank of Boston"), which was a wholly-owned subsidiary of Bank of BostonCorporation. In December 1995, Bank of Boston Corporation signed an agreement with Thomas H. Lee Company and Madison Dearborn Partners ("Investors") to sell BBMC, creating an independent mortgage company. Under the terms of the agreement, Bank of Boston received cash and an equity interest in the new company, HomeSide, Inc. The Investors acquired majority interest in HomeSide, Inc. The transaction closed March 15, 1996. Upon completion of the transaction, BBMC was renamed HomeSide Lending, Inc. BBMC is the Predecessor company to both HomeSide, Inc. and HomeSide Lending, Inc.

         On March 4, 1996, Barnett Banks, Inc. ("Barnett") entered into an agreement to sell certain of its mortgage banking operations, primarily its servicing portfolio and proprietary mortgage banking software systems to HomeSide, Inc. Barnett received cash and an ownership interest in HomeSide, Inc. The transaction closed May 31, 1996.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
         The consolidated financial statements include BBMC and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated. These financial statements have been prepared using the carrying values of BBMC and do not reflect the purchase of BBMC as discussed in Note 1.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically, management adjusts the amount of amortization recorded based on the effect of anticipated changes in prepayment speeds.

Interest rate products
         BBMC enters into financial agreements and purchases financial instruments as part of its interest rate risk management strategy. These agreements are not considered trading instruments and are primarily entered into for purposes of managing the prepayment risk associated with mortgage servicing rights and interest rate risk relative to commitments to originate mortgage loans against market value declines resulting from fluctuations in interest rates. These instruments and agreements are designated as a part of BBMC's risk management strategy and are linked to the related assets being managed.

         BBMC acquires financial instruments, including derivative contracts (risk management contracts), to partially protect the value of mortgage servicing rights from the effects of prepayment activity caused by interest rate declines. These financial instruments increase or decrease in value in an inverse relationship to changes in market interest rates. Accordingly, as interest rates decline, these financial instruments will increase in value, and as interest rates increase, these financial instruments will decline in value. The value of these financial instruments will fluctuate daily with interest rate changes, and these fluctuations may be significant. However, the decline in the value of these financial instruments is limited to the value recorded in the balance sheet. These financial instruments primarily include options on U.S. treasury futures, forward contracts, and interest rate floors.

         As of March 15, 1996, due to rising interest rates, the risk management contracts had declined in value by the carrying amount recorded on the balance sheet at December 31, 1995 (see Note 14).

         The cost of option contracts to manage BBMC's fixed and variable rate loan origination commitments are capitalized and amortized as an adjustment of gain or loss over the life of the underlying option contract. Unamortized premiums are included in other assets on the balance sheet. At March 15, 1996, BBMC had call options to purchase mortgage-backed securities with a total face amount of $653.0 million. The unamortized premiums associated with these options were $2.6 million at March 15, 1996. There were no put options outstanding as of the balance sheet date.

         Short-term option contracts that are used to manage interest rate risk on BBMC's mortgage servicing rights are marked-to-market with gains or losses recognized in current income. The current market value of these option contracts are included in the balance of capitalized mortgage servicing rights. At March 15, 1996, the current market value of these option contracts included in mortgage servicing rights was $20.2 million. Unrealized gains (losses) at December 31, 1995 and March 15, 1996, included in the consolidated statements of operations were $86.5 million and ($56.6) million, respectively.

Mortgage loans
         Mortgage loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is based on the contract prices at which the mortgage loans will be sold or, if the loans are not committed for sale, the current market price. Loan origination fees and certain direct costs are deferred until the related mortgage loans are sold.

         Mortgage loans held for investment are stated at the lower of cost or fair value at the time the permanent investment decisions are made. Discounts, if any, are amortized over the anticipated life of the investment.
         Loans are placed on nonaccrual status when any portion of the principal or interest is ninety days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. When loans are placed on nonaccrual status, the related interest receivable is reversed against interest income of the current period. Interest payments received on nonaccrual loans are applied as a reduction of the principal balance when concern exists as to the ultimate collection of principal; otherwise, such payments are recognized as interest income. Loans are removed from nonaccrual status when principal and interest become current and they are estimated to be fully collectible.

Purchased and originated mortgage servicing rights
         Purchased mortgage servicing rights (PMSR) represent the cost of purchasing the right to service mortgage loans originated by others. PMSR are amortized as a reduction of servicing fee income over the estimated servicing period in proportion to the estimated future net cash flows from the loans serviced. Remaining PMSR asset balances are evaluated for impairment by determining their estimated recoverable amount through applying the discount rate in effect at the time the servicing was purchased to the estimated future aggregate net cash flows from the underlying mortgages. The carrying value is written down for any impairment; such write-downs are included in the amortization of mortgage servicing rights.

         On January 1, 1996, BBMC adopted Statement of Financial Accounting Standards (SFAS) No. 122 which, among other provisions, requires that the value of mortgage servicing rights associated with mortgage loans originated by an entity be capitalized as assets. The value of BBMC's originated mortgage servicing rights (OMSR) is determined by allocating the total costs of the mortgage loans between the loans and the mortgage servicing rights based on their relative fair values. Previously, OMSRs were included with the cost of the related loans and considered in determining the gain or loss on sale when the loans were sold. Through March 15, 1996, BBMC capitalized $3.1 million of OMSR, which had the effect of increasing net mortgage origination revenue by $3.1 million for the period January 1, 1996 to March 15, 1996 since a portion of the basis of loans originated for sale was allocated to OMSR. Since SFAS No. 122 prohibits retroactive application, historical accounting results have not been restated and, accordingly, the accounting results for the previous years ended are not directly comparable with the period January 1, 1996 through March 15, 1996.

         SFAS No. 122 also requires that capitalized mortgage servicing rights be evaluated for impairment based on the fair value of these rights. For the purposes of determining impairment, BBMC's mortgage servicing rights are stratified based on interest rate and type of loan (conventional/government). Impairment, if any, is recognized through a valuation allowance for each impaired stratum. BBMC did not record any impairment charges related to its mortgage servicing right portfolio for the period January 1, 1996 through March 15, 1996.

Excess mortgage servicing receivable
         Excess mortgage servicing receivable (EMSR) represents the present value of servicing fee income in excess of a normal servicing fee. When loans are sold, the estimated excess servicing is recognized as income and amortized over the estimated servicing period in proportion to the estimated future aggregate net cash flows from the loans serviced. Remaining asset balances are evaluated for impairment based on current estimates of future discounted cash flows. Such write-downs are included in amortization of mortgage servicing rights.

Accounts receivable
         Accounts receivable includes advances made in connection with loan servicing activities. These advances consist primarily of payments for property taxes and insurance premiums, as well as, principal and interest remitted to investors before they are collected from mortgagors.

Pool loan purchases

         Pool loan purchases are carried at cost and consist of FHA-insured, VA-guaranteed, and conventional loans purchased from mortgage-backed securities serviced by BBMC for others. At the purchase date, these loans were delinquent or in the process of foreclosure or repayment. Losses associated with pool loan purchases are largely reimbursed by the insurer.

Mortgage claims receivable
         Mortgage claims receivable includes claims filed primarily with the FHA and the VA. These receivables are carried at cost, less an allowance for estimated amounts that are not collectible from the mortgage insuring agencies.

Real estate acquired
         Real estate acquired includes properties on which BBMC has foreclosed and taken title. It is initially reported at the lower of the carrying value of the loan or the fair value of the real estate obtained, less estimated selling costs. The excess, if any, of the loan balance over the fair value of the property at the time of transfer to real estate acquired is charged to the reserve for estimated servicing losses on investor-owned loans. Subsequent declines in the value of the property and costs related to holding the property are charged against income.

Premises and equipment
         Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated life of the improvement or the term of the lease.

Other assets

         Other assets consist primarily of a prepaid pension asset of ($9.8 million at March 15, 1996) allocated from the Bank of Boston, and the excess of cost over fair value of net assets acquired. The excess of cost over fair value of net assets acquired is amortized using a straight-line basis over periods varying from seven to twenty-five years.

Mortgage servicing fees
         Mortgage servicing fees represent fees earned for servicing mortgage loans owned by investors. The fees are generally calculated on the outstanding principal balances of the loans serviced and are recognized as income on anaccrual basis.

Servicing losses on investor-owned loans
         BBMC records losses attributable to servicing FHA and VA loans for investors. These amounts include actual losses for final disposition of loans, accrued interest for which payment has been denied, and estimates for potential losses based on BBMC's experience as a servicer of government loans.

         A reserve for estimated servicing losses on investor-owned loans is available for potential losses related to the mortgage servicing portfolio and is included in the balance of accounts payable and accrued liabilities.

Net mortgage origination revenue
         Net mortgage origination revenue includes gains and losses from sales of mortgage loans, deferred origination fees and expenses, and the present value of gains from the EMSR.

Income taxes
         BBMC files its federal tax return through inclusion in Bank of Boston Corporation's consolidated return. Accordingly, Bank of Boston's federal tax provision is allocated to all member subsidiaries as if each member were a separate taxpayer. However, the timing of utilization of certain of BBMC's tax attributes may differ from a stand-alone tax-paying basis. BBMC accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."
Under SFAS No. 109, current tax liabilities or assets are recognized through charges or credits to the current tax provision for the estimated taxes payable or refundable for the current year.

         Deferred tax liabilities are recognized for temporary differences that will result in amounts taxable in the future and deferred tax assets are recognized for temporary differences and tax benefit carryforwards that will result in amounts deductible or creditable in the future. Net deferred tax liabilities or assets are recognized through charges or credits to the deferred tax provision. A deferred tax valuation reserve is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. Changes in the deferred tax valuation reserve are recognized through charges or credits to the deferred tax provision.

         The effect of enacted changes in tax law, including changes in tax rates, on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

3. PURCHASED MORTGAGE SERVICING RIGHTS AND EXCESS MORTGAGE SERVICING RECEIVABLE PMSR consist of the following:

                                 December 31,           March 15,
                                      1995                 1996
                               ------------------   -------------------
                                            (in thousands)

PMSR                               $ 954,931            $ 951,817
Accumulated amortization            (421,040)            (429,348)
                              -------------------   -------------------
Balance                            $ 533,891            $ 522,469
                              ===================   ===================
EMSR consist of the following:

                                 December 31,            March 15,
                                      1995                  1996
                              -------------------   -------------------
                                            (in thousands)

PMSR                               $  66,465            $  70,432
Accumulated amortization             (49,018)             (50,039)
                              -------------------   -------------------
Balance                            $  17,447            $  20,393
                              ===================   ===================


4. RESERVE FOR ESTIMATED SERVICING LOSSES ON INVESTOR-OWNED LOANS
An analysis of the reserve for estimated servicing losses on investor-owned loans is as follows:

                                              December 31,           March 15,
                                                   1995                  1996
                                           ----------------     ----------------
                                                        (in thousands)

Balance at January 1                          $    (6,650)          $  (9,400)
Servicing losses on investor-owned loans           (9,981)             (5,560)
Charge-offs                                         7,473               2,725
Recoveries                                           (242)                 -
                                          -----------------     ----------------
Ending Balance                                $    (9,400)          $ (12,235)
                                          =================     ================



5. MORTGAGE SERVICING PORTFOLIO
         BBMC's residential mortgage servicing portfolio totaled $41.5 billion and $44.2 billion at December 31, 1995 and March 15, 1996, respectively, and included mortgage-backed securities of $28.5 billion and $29.1 billion at December 31, 1995 and March 15, 1996, respectively. In addition, BBMC's commercial loan servicing portfolio totaled $0.9 billion and $0.2 billion at December 31, 1995 and March 15, 1996, respectively. Related fiduciary funds are segregated in trust accounts, principally deposited with Bank of Boston, and are not included in the accompanying consolidated financial statements.

         BBMC has in force an errors and omissions policy in the amount of $25 million. Fidelity coverage up to a limit of $75 million, subject to a $1 million deductible, is provided under a Bank of Boston master program.


6. PREMISES AND EQUIPMENT
         Premises and equipment consist of the following:
                                              December 31,           March 15,
                                                 1995                  1996
                                            ----------------      --------------
                                                      (in thousands)

Land                                         $        4,086       $       4 086
Building                                             14,477              14,476
Furniture and Equipment                              26,870              25,967
Leasehold improvements                                  824                 877
                                             ---------------      --------------
                                                     46,257              45,406
Accumulated depreciation and amortization           (20,871)            (20,335)
                                             ---------------      --------------
Balance                                      $       25,386        $     25,071
                                             ===============      ==============


7. NOTE PAYABLE TO BANK OF BOSTON
         BBMC borrows funds on a demand basis from Bank of Boston under a $1.25 billion line of credit, collateralized by substantially all of BBMC's assets. At December 31, 1995 and March 15, 1996, the interest rate was 6.8% and 7.7%, respectively, less the benefit received from balances held at Bank of Boston. Interest expense, net of this benefit, was $20.5 million and $6.7 million for the years ended December 31, 1995, and for the period January 1, 1996 to March 15, 1996, respectively.

8. LONG-TERM DEBT
         Long-term debt consists of a 30-year mortgage note, payable monthly with interest at 9.5%, maturing in 2017. BBMC's main office building is pledged as collateral. Principal payments due on long-term debt as of March 15, 1996, are as follows:




                         March 15, 1996
                     ---------------------

1997                  $           230
1998                              234
1999                              258
2000                              283
2001                              312
Thereafter                     12,473
                     ---------------------
Total Due              $       13,790
                     =====================
9. EMPLOYEE BENEFITS
         BBMC participates with Bank of Boston and its affiliates in a non-contributory defined benefit pension plan (Plan) covering substantially all full-time employees. Bank of Boston funds the Plan in compliance with the requirements of the Employee Retirement Income Security Act.

         The Plan is an account balance defined benefit plan in which each employee has an account to which amounts are allocated based on level of pay and years of service and which grows at a specific rate of interest. Benefits accrued prior to 1989 are based on years of service, highest average compensation, and social security benefits. Expense (income) associated with this Plan was $0.5 million for the year ended December 31, 1995, and $0.3 million for the period January 1, 1996 to March 15, 1996.

         BBMC also maintains non-qualified deferred compensation and retirement plans for certain officers. All benefits provided under these plans are unfunded and any payments to plan participants are made by BBMC. As of December 31, 1995 and March 15, 1996, approximately $0.7 million and $0.7 million, respectively, were included in accrued expenses and other liabilities for these plans. For the year ended December 31, 1995 and for the period January 1, 1996 to March 15, 1996, expense related to these plans was $0.2 million and $0.1 million, respectively.

         BBMC also participates with Bank of Boston and its affiliates in a thrift incentive plan. Under this plan, employer contributions are generally based on the amount of eligible employee contributions. The amounts charged to operating expense under this plan were $0.2 million and $0.1 million for the year ended December 31, 1995 and for the period January 1, 1996 to March 15, 1996, respectively. BBMC employees are eligible to participate in the thrift plan until October 1, 1996 at which time BBMC participant accounts will become part of a similar plan offered by the new company.

         BBMC participates with Bank of Boston and its affiliates by providing certain health and life insurance benefits for retired employees. Eligible employees currently receive credits up to $10 thousand based on years ofservice, which are used to purchase post-retirement health care coverage. Life insurance coverage is dependent on years of service at retirement. Amounts charged to employee benefits expense for these benefits were $0.5 million and $0.8 million for the year ended December 31, 1995 and for the period January 1, 1996 to March 15, 1996, respectively.
After March 15, 1996 retiree benefits associated with current retirees will be assumed by Bank of Boston.

The components of post-retirement benefits expense for the year ended December 31 were as follows:
                                                         1995
                                                    ---------------
                                                    (In Thousands)

Service cost (benefits earned during the period)      $    53
Interest cost on projected benefit obligation             264
Amortization:
   Unrecognized net asset                                 250
   Unamortized gain                                       (53)
                                                    ---------------
Net post-retirement benefit cost                    $     514
                                                    ===============

BBMC's unfunded accumulated post-retirement benefit obligation for the year ended December 31 was as follows:

                                                         1995
                                                  -----------------
                                                    (In Thousands)

Accumulated post-retirement benefit
   obligation for retirees                          $   3,515
Unrecognized net gain                                   1,541
Unrecognized net obligation                            (4,250)
                                                   ----------------
Post-retirement benefit liability                   $     806
                                                   ================

Assumptions used in actuarial computations were:
                                                         1995
                                                   ----------------

Rate of increase in future
   compensation levels                                  4.50%
Weighted average discount rate                          7.25%
Medical inflation rate                             8% declining to
                                                      5% in 1999

         An increase of 1% in the assumed health care cost trend rate would result in an increase of 5.8% in the accumulated post-retirement benefit obligation and 4.9% in annual post-retirement benefit expense for the yearended December 31, 1995.

         These retirement plans are assessed annually. There was no actuarial valuation at March 15, 1996. Post-retirement benefit expense for the period January 1, 1996 to March 15, 1996 was $0.1 million.

10. INCOME TAXES
         The components of the net deferred tax asset are as follows:

                                        December 31,           March 15,
                                            1995                  1996
                                    --------------------  --------------------
                                                  (In Thousands)

PMSR                                 $    34,008            $  28,167
EMSR                                       8,957                8,881
Reserve for estimated servicing
   losses on investor-owned loans          3,657                4,759
Other                                     (1,301)              (1,303)
Valuation reserve                         (4,597)              (4,114)
Net deferred tax assets,
                                     -------------------  --------------------
   Net of reserve                    $    40,724            $  36,390
                                     ===================  ====================

         The deferred tax assets, net of the valuation reserve, can be realized from the reversal of existing deferred tax liabilities and by carryback to previous years with taxable income. The valuation reserve has been primarily established against state deferred tax assets where carryback is not permitted.

The components of the provision for (benefit from) income taxes are as follows:

                                               December 31,          March 15,
                                                    1995                 1996
                                             ---------------      --------------
                                                         (In Thousands)

Current tax provision (benefit)              $    47,646            $ (46,867)
Deferred tax (benefit) expense on income          (8,651)               4,817
Change in valuation reserve                       (1,061)                (483)
                                             ---------------      --------------
Net deferred tax (benefit) expense                (9,712)               4,334
Income tax provision (benefit) before
   cumulative effect of changes in
   accounting principles                          37,934              (42,533)
Total income tax provision (benefit)         $    37,934            $ (42,533)
                                            ===============       ==============




         The following table reconciles the expected federal tax provision (benefit) on income (loss) before cumulative effect of change in accounting principle, based on the federal statutory tax rate of 35%, to the actual tax provision (benefit) before cumulative effect of changes in accounting principles:

                                                    December 31,     March 15,
                                                        1995            1996
                                                   -------------- --------------
                                                              (In Thousands)

Expected tax provision (benefit) applicable to
   income (loss) before cumulative effect of
   change in accounting principle                  $   33,866        $ (40,738)
Effect of:
   State income taxes, net of federal tax
     benefits                                           3,774              743
   Other                                                  294           (2,538)
Actual tax provision (benefit) before
   cumulative effect of change in
                                                 --------------    -------------
   accounting principle                            $   37,934        $ (42,533)
                                                 ==============    =============
11. LEASE COMMITMENTS

         BBMC leases office facilities and equipment under noncancelable leases that include renewal options and escalation clauses which extend into 1999. Rental expense for leases of office facilities and equipment was $3.9million for the year ended December 31, 1995 and $1.8 million for the period January 1, 1996 to March 15, 1996. BBMC's minimum future lease commitments are as follows:

                  December 31,     March 15,
                      1995            1996
                 -------------- ---------------
                         (In Thousands)

1996              $   1,996        $  1,837
1997                    622           1,910
1998                    280           1,764
1999                     52           1,079
2000                      -             107
Thereafter                -              21
                 --------------  --------------
Total            $    2,950         $  6,718
                 ==============  ==============

12. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
         BBMC purchases financial instruments and enters into financial agreements with off-balance sheet risk in the normal course of business through the origination and selling of mortgage loans and the management of the risk of fluctuations in interest rates. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. Interest rate risk is the possibility that a change in interest rates will cause the value of a financial instrument to decrease or become more costly to settle. Financial instruments primarily used by BBMC include commitments to extend credit, mandatory and optional forward commitments, commitments to purchase mortgage servicing rights, and other instruments to minimize the interest rate risk of capitalized servicing assets, primarily options on treasury bond futures.

Options and forward contracts
         BBMC purchases options and forward contracts to protect the value of mortgage servicing assets from exposure to increases in prepayment activity and to reduce the impact of interest rate fluctuations on its lending commitments. The notional amount of the options and forward contracts is the amount upon which interest and other payments under the contract are based and is generally not exchanged. Therefore, the notional amounts should not be taken as the measure of credit risk or a reflection of future cash requirements. The risk associated with options and forwards is the exposure to current and expected market movements in the interest rates and the ability of the counterparties to meet the terms of the contracts. The cash requirements associated with these options and forward contracts, aside from the initial purchase price, are minimal. These contracts generally require future performance on the part of the counterparty upon exercise of the option or execution of the forward contract by BBMC.

         BBMC is exposed to credit loss in the event of nonperformance by the counterparties to the various instruments. BBMC controls credit and market risk associated with interest rate products by establishing and monitoring limits as to the types and degree of risks that may be undertaken. BBMC's exposure to credit risk in the event of default by the counterparties for the options is $20.2 million which was due at March 15, 1996.

         BBMC's exposure to credit risk in the event of default by the counterparty for mandatory forward commitments to sell mortgage loans is the difference between the contract price and the current market price, offset by any available margins retained by BBMC or an independent clearing agent. The amount of credit risk as of March 15, 1996, if all counterparties failed completely and if the margins, if any, retained by BBMC or an independent clearing agent were to become unavailable, was approximately $16.1 million for mandatory forward commitments of mortgage-backed securities.

         The following is a summary of BBMC's notional amounts and fair values of interest rate products as of December 31, 1995, and March 15, 1996:

                                                             December 31, 1995                      March 15, 1996
                                                       Notional           Estimated          Notional          Estimated
                                                        Amount          Fair Value(1)         Amount         Fair Value(1)
                                                    ---------------- -------------------- ---------------- ----------------
                                                                                 (In Thousands)

Purchased commitments to sell mortgage loans:
   Mandatory forward contracts                      $  1,169,559     $  (9,798)           $   941,087       $   16,099
   Options on mortgage-backed securities                 315,000          -                   653,000            7,607
Risk management contracts:
   Purchased                                           3,107,500       118,753                781,000           17,990
   Sold                                                  295,000       (33,833)                -                -

(1) Fair value represents the amount at which a given instrument could be exchanged in an arms length transaction with a third party as of the balance sheet date.(2) See Note 14 for additional disclosures on fair value of financial instruments.

Commitments to originate mortgage loans
         BBMC regularly enters into commitments to originate mortgage loans at a future date subject to compliance with stated conditions. Commitments to originate mortgage loans have off-balance sheet risk to the extent BBMC does not have matching commitments to sell loans, which exposes BBMC to lower of cost or market valuation adjustments in a rising interest rate environment. Additionally, the extension of a commitment, which is subject to BBMC's credit review and approval policies, gives rise to credit exposure when certain borrowing conditions are met and the loan is made.
         Until such time, it represents only potential exposure. The obligation to lend may be voided if the customer's financial condition deteriorates or if the customer fails to meet certain conditions. Commitments to originate mortgage loans do not necessarily reflect future cash requirements since some of the commitments are expected to expire without being drawn upon. Commitments to originate mortgage loans totaled $885.6 million at December 31, 1995 and $956.4 million at March 15, 1996.

Mortgage loans sold with recourse

         BBMC sells mortgage loans with recourse to various investors and retains the servicing rights on these loans. The total outstanding balance of loans sold with recourse does not necessarily represent future cash outflows. The total outstanding principal balance of loans sold with recourse was $6.8 million at December 31, 1995 and $7.0 million at March 15, 1996.

Servicing commitments to investors
         BBMC is required to submit to certain investors, primarily GNMA, guaranteed principal and interest payments from the underlying mortgage loans regardless of actual collections.

         Purchase mortgage servicing rights commitments BBMC routinely enters into commitments to purchase mortgage servicing rights associated with mortgages originated by third parties, subject to compliance with stated conditions. These commitments to purchase mortgage servicing rights, correspond to mortgage loans having an aggregate loan principal balance of approximately $2.7 billion at December 31, 1995 and $0.9 billion at March 15, 1996.

Geographical concentration of credit risk
         BBMC  is  engaged  in   business   nationwide   and  has  no   material
concentration of credit risk in any geographic region.

13. OTHER RELATED PARTY TRANSACTIONS
         BBMC services mortgage loans for Bank of Boston and its affiliates. The balances of those portfolios totaled $2.0 billion and $2.0 billion at December 31, 1995 and March 15, 1996, respectively. Related servicing fees are included in mortgage servicing fees and were $7.6 million and $1.2 million for the year ended December 31, 1995 and for the period January 1, 1996 to March 15, 1996, respectively. BBMC reimburses Bank of Boston and its affiliates for certain occupancy and supplies costs. Total costs reimbursed were $0.7 million for the year ended December 31, 1995 and $0.2 million for the period January 1, 1996 to March 15, 1996.

         BBMC services real estate acquired by the Bank of Boston and its affiliates. Related expenses are reimbursed and were $1.7 million for the year ended December 31, 1995 and $1.7 million for the period January 1,1996 to March 15, 1996.

         An affiliate of Bank of Boston purchases a 99.25% participation in mortgages in the process of being sold to permanent investors. The principal balances sold under this agreement aggregated approximately $6.5billion for the year ended December 31, 1995, and $0.7 billion for the period January 1, 1996 to March 15, 1996.

         BBMC purchased mortgage servicing rights from Bank of Boston during 1995 and capitalized $4.8 million in mortgage servicing rights associated with this transaction.

         BBMC sold mortgage loans to Bank of Boston and its affiliates in its normal course of business. These sales totaled $0.5 billion for the year ended December 31, 1995, and $0.6 billion for the period January 1, 1996 to March 15, 1996. Included in mortgage loans held for sale are loans which will be sold to Bank of Boston and its affiliates totaling $18.1 million at December 31, 1995, and $64.1 million at March 15, 1996.

         Miscellaneous   administrative   services   are   provided  by  related
companies. These services did not have a material impact on the consolidated financial statements.

14.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.

         Financial instruments include such items as mortgage loans held for sale, mortgage loans held for investment, interest rate contracts, notes payable, and other instruments.

         Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using other valuation techniques, such as discounting estimated future cash flows using a rate commensurate with the risks involved or other acceptable methods. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, prepayments, discount rates, estimates of future cash flows, future expected loss experience, and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair value, BBMC's fair values should not be compared to those of other companies.

         Under the Statement, fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of BBMC. For certain assets and liabilities, the information required under the Statement is supplemented with additional information relevant to an understanding of the fair value.

         The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash

         The carrying amount reported in the balance sheet approximates fair value.

Mortgages held for sale
         Fair values are based on the estimated value at which the loans could be sold in the secondary market. These loans are priced to be sold with servicing rights retained, as is BBMC's normal business practice.

Mortgages held for investment
         Fair value is estimated using market quotes for securities backed by similar loans or by discounting contractual cash flows, adjusted for credit risk and prepayment estimates. These loans are priced with servicing rights retained. Discount rates are obtained from secondary market sources.

         Accounts receivable, pool loan purchases, and mortgage claims receivable, net Carrying amounts are considered to approximate fair value. All amounts that are assumed to be uncollectible within a reasonable time are written off.

Excess mortgage servicing receivable
         Fair value is based on the present value of expected future net cash flows and the current estimated servicing life.

         Risk management contracts Fair values are estimated based on actual market quotes or option models.

Note payable to Bank of Boston
         The carrying amount of the note payable to Bank of Boston reported in the balance sheet approximates its fair value.

Long-term debt
         Fair value of long-term debt is estimated by discounting estimated future cash flows using a rate commensurate with the risks involved. Commitments to originate mortgage loans

         Fair value is estimated using quoted market prices for securities backed by similar loans adjusted for differences in loan characteristics. Forward contracts to sell mortgages
         Forward contracts to sell mortgages, which represent legally binding agreements to sell loans to permanent investors at a specified price or yield, are valued using market prices for securities backed by similar loans and are reflected in the fair values of the mortgages held for sale, to the extent that these commitments relate to mortgage loans already originated, or of the related commitments to extend credit.

Options on mortgage-backed securities
         The fair values of options are estimated based on actual market quotes. In some instances, quoted prices for the underlying loans or option models are used.

The estimated fair values of BBMC's financial instruments are as follows:

                                                            December 31, 1995                         March 15, 1996
                                                       Carrying              Fair             Carrying              Fair
                                                        Amount              Value              Amount               Value
                                                  ------------------- ------------------- ----------------- -------------------
                                                                                  (In Thousands)


ASSETS
Cash                                              $      830         $       830         $    23,216         $   23,216
Mortgages held for sale                              388,436             395,984             628,504            633,993
Mortgages held for investment                         33,183              35,003              65,068             65,068
Accounts receivable                                   82,816              82,816              65,599             65,599
Pool loan purchases                                   65,272              65,272              56,261             56,261
Mortgage claims receivable                            45,422              45,422              17,563             17,563
Excess mortgage servicing receivable                  17,447              19,117              20,393             23,100
Risk management contracts, classified as
   PMSR, and other assets (2)                         84,520              84,920              20,169             20,169
LIABILITIES
Note payable to Bank of Boston                       966,000             966,000           1,256,000          1,256,000
Long-term debt                                        13,816              16,211              13,790             21,695
OFF-BALANCE SHEET (1)
Commitments to originate mortgage loans                -                   1,094          -                      27,250
Mandatory forward contracts to
   sell mortgages (2)                                  -                  (9,798)         -                      16,099
Options on mortgage-backed securities (2)              -                    -             -                       7,607

(1) Parentheses denote a liability.(2) See Note 12 for additional disclosures on notional amounts.
         Fair value estimates are made as of a specific point in time, based on relevant market data and information about the financial instrument. These estimates do not reflect any premium or discount that could result fromoffering for sale BBMC's entire holding of a particular financial instrument. Because no active market exists for some portion of BBMC's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and repayment trends, risk characteristics of various financial instruments, and other factors.

         These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates. Further, the fair value estimates were calculated as of December 31, 1995 and March 15, 1996. Changes in market interest rates and prepayment assumption could significantly change the fair value.

15. CONTINGENCIES
         BBMC is a defendant in a number of legal proceedings arising in the normal course of business. BBMC, in management's estimation, has recorded adequate reserves in the financial statements for pending litigation. Management, after reviewing all actions and proceedings pending against or involving BBMC, considers that the aggregate liability or loss, if any, resulting from the final outcome of these proceedings will not have a material effect on the financial position or results of operations of BBMC.

16. ACQUISITION OF BELL MORTGAGE
         On June 1, 1995, BBMC purchased the assets and liabilities of Bell Mortgage Company ("Bell Mortgage"), a privately-held mortgage origination company located in Minneapolis, Minnesota, for $0.9 million in cash. The acquisition of Bell Mortgage was accounted for as a purchase. Accordingly, the purchase price was allocated to net assets acquired based upon their estimated fair market value. As of a result of the acquisition, goodwill of $0.4 million was recorded and is being amortized over a 7-year period using the straight-line method.

         Also, under the terms of the agreement, the shareholders of Bell Mortgage will receive additional contingent cash payments based on Bell Mortgage reaching specific performance goals over the next 3 years. These additional cash payments will be recorded as additions to goodwill and will be amortized over the remainder of the original 7-year period using the straight-line method.

         Results of operations after the acquisition date are included in the consolidated financial statements. Pro forma financial results would not have been materially different as a result of this acquisition.







ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 1, 1998, HomeSide Lending, Inc. dismissed its prior certifying accountants, Arthur Andersen, L.L.P. and retained as its new certifying accountants, KPMG Peat Marwick, L.L.P. Arthur Andersen's report on HomeSide's financial statements during the two most recent fiscal years and all subsequent interim periods preceding the date hereof contained no adverse opinion or a disclaimer of opinions, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by HomeSide's Board of Directors.

During the last two fiscal years and the subsequent interim period to the date hereof, there were no disagreements between HomeSide and Arthur Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

None of the "reportable events" described in Item 304(a)(1) of Regulation S-K occurred with respect to HomeSide within the last two fiscal years and the subsequent interim period to the date hereof.

Effective April 1, 1998, HomeSide Lending engaged KPMG Peat Marwick, L.L.P. as its principal accountants. During the last two fiscal years and the subsequent interim period to the date hereof, HomeSide did not consult KPMG Peat Marwick regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

                                                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                              MANAGEMENT

The following table sets forth the name, age and position with the Company of each person who is an executive officer or director of the Company.

                 Name                        Age          Position
         Joe K. Pickett....................   52       Chairman of the Board and Chief Executive Officer, Director
         Hugh R. Harris..................     46       President and Chief Operating Officer; Director
         Kevin D. Race...................     37       Executive Vice President and Chief Financial Officer
         Robert J. Jacobs.................    45       Executive Vice President, Secretary and General Counsel; Director
         Betty L. Francis.................    51       Chief Credit Officer and Executive Vice President
         Mark F. Johnson................      43       Executive Vice President - Production
         William Glasgow, Jr..........        48       Executive Vice President - Servicing
         Daniel T. Scheuble.............      39       Executive Vice President - Technology
         Thomas H. Fisher...............      65       Executive Vice President and Assistant Secretary
         W. Blake Wilson................      32       Executive Vice President, Director of Capital Markets
         Charles D. Gilmer...............     50       Senior Vice President and Treasurer
         Ann R. Mackey..................      40       Senior Vice President and Finance Director
         Debra F. Watkins...............      40       Senior Vice President, Cash Management and marketing Operations

The directors of the Company are elected each year by vote of HHI, a wholly-owned subsidiary of the Parent. Each of the officers and directors shall serve until their successors are elected and qualified or until their earlier resignation or removal. It is expected that corporate officers of the Company will be appointed annually by its Board of Directors.

Joe K. Pickett has served as chairman of the Board and Chief Executive Officer of the Company since April 1990 and as Chairman of the Board, Chief Executive Officer and a Director of the Parent since March 14, 1996. From October 1994 through October 1995, Mr. Pickett served concurrently as President of the Mortgage Bankers Association of America. Mr. Pickett also serves as a Director of Fannie Mae and of Baptist Medical Center, Jacksonville, Florida.

Hugh R. Harris has served as President and Chief Operating Officer of the Company since January 1993 and as President, Chief Operating Officer and a Director of the Parent since March 14, 1996. From January 1988 to January 1993, Mr. Harris served as Vice Chairman of HLI in charge of production and secondary marketing. Mr. Harris currently serves as a Director of Republic Mortgage Insurance Company (RMIC).

Kevin D. Race has served as Executive Vice President and Chief Financial Officer of the Company and Vice President, Chief Financial Officer and Treasurer of the Parent since October 1996. From 1993 to 1996, Mr. Race served as Executive Vice President, Chief Financial Officer and Treasurer of Fleet Mortgage Group. In 1996, Mr. Race was named president of Fleet Mortgage Group. In 1989, Mr. Race served in the mortgage capital markets and non-conforming products areas of Fleet Mortgage Group. From 1985 to 1989, Mr. Race served as Vice President and National Product Manager for Mortgage Backed Securities for Citicorp. From 1982 to 1985, Mr. Race served in the secondary marketing area of North American Mortgage Company.

Robert J. Jacobs has served as Executive Vice President and Secretary of the Company since February 2, 1996. Mr. Jacobs has served as a Director of HLI since March 14, 1996. Mr. Jacobs has also served as Secretary of the Parent since March 14, 1996 and as Vice president of the Parent since April 10, 1996. From 1987 to 1996, Mr. Jacobs served as a Senior Vice President and Chief Legal Officer of Chase Manhattan Mortgage Corporation, and served as General Counsel for Citicorp Savings of Florida from 1984 to 1986. Mr. Jacobs currently serves as President and Legislative Chairman of the Mortgage Bankers Association of Florida.

Betty L. Francis has served as Chief Credit Officer and as Executive Vice President of the Company since October 1996 and as Vice President of the Parent since April 10, 1996. Ms. Francis served from March 1994 to October 1996 as Chief Financial Officer of HLI. Ms. Francis served from April 1993 to March 1994 as the Senior Finance Officer of the Personal Banking Group, and from April 1990 to April 1993 as the Comptroller of Bank of Boston and BKBC. Ms. Francis is a Trustee of Commonwealth Energy Services, a gas and electric utility in Massachusetts.

Mark F. Johnson has served as Executive Vice President of Production of the Company since April 1, 1992. From 1988 to 1992, Mr. Johnson served as Senior Vice President and Director of Wholesale Lending for HLI. Mr. Johnson also has served as Vice President of the Parent since April 10, 1996.

William Glasgow, Jr. has served as Executive Vice President of the Company since July 1991. From October 1989 to July 1991, Mr.Glasgow served as Senior Vice President with Citicorp Mortgage Inc. in St. Louis, Missouri. Mr.Glasgow has also served as Vice President of the Parent since April 10, 1996.

Daniel T. Scheuble has served as Executive Vice President for Technology, Loan Processing and Consumer Direct Lending of the Company since 1993. From 1990 to 1992, Mr. Scheuble served as a Senior Technology and Operational Manager at Bank of Boston. Mr. Scheuble has also served as Vice President of the Parent since April 10, 1996.

Thomas H. Fish has served as Executive Vice President of the Company since 1988. Mr. Fish has served as Assistant Secretary of HLI since March 14, 1996. Mr. Fish served as Secretary and General Counsel of HLI from 1988 to March 14, 1996.

W. Blake Wilson has served as Executive Vice President and Director of Capital Markets of the Company since September 1997. He previously served as Senior vice President and Director of Capital Markets of the Company from June 1996. Before joining HLI, Mr. Wilson served in Capital Markets for Prudential Home Mortgage ("PHM") from 1992 through June 1996. Prior to joining PHM, he worked in KPMG Peat Marwick's National Mortgage and Structured Finance Group in Washington, D.C.

Charles D. Gilmer has served as Senior Vice President and Treasurer of the Company since October 1993. Mr. Gilmer previously served as the Director of Liability Management for Citicorp from November 1989 to October 1993.

Ann R. Mackey has served as Senior Vice President and Finance Director of the Company since July 1993. From September 1992 to July 1993, Ms. Mackey served as a manager in International Risk Management for Bank of Boston. Ms. Mackey previously served as Senior Audit Manager at KPMG Peat Marwick from 1985 to 1992.

Debra F. Watkins has served as Senior Vice President, Cash Management and Marketing Operations of the Company since October 1993. From July 1987 to October 1993, Ms. Watkins served in various management positions in Secondary Marketing and Production Operations at the Company. Ms. Watkins currently serves as Chairperson of the GNMA Liaison Committee of Mortgage Association of America.

ITEM 11.  EXECUTIVE COMPENSATION

                                                        EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the Company's five most highly compensated executive officers other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000 for all services rendered in all capacities to the Company and its subsidiaries for the periods from March 1, 1997 to February 10, 1998, and from March 16, 1996 to February 28, 1997.

                                                      Summary Compensation Table


                                                                               Long-Term
                                                                             Compensation
                                                                                Awards
                                                                          --------------------

                                                          Annual              Securities
           Name and Principal              Fiscal        Compensation          Underlying            All Other
                                                    ----------------------
          HomeSide Lending Position         Year     Salary      Bonus          Options            Compensation

------------------------------------------ -------- ---------- ---------- -------------------- -- ---------------

 Joe K. Pickett .......................     1998   $ 372,000  $ 500,000         45,000               $ 23,954
                Chairman & CEO              1997     312,000    362,000        242,862 (a)             16,135 (b)



  Hugh R. Harris.......................     1998     360,000    470,000         45,000                 14,411
             President and Chief            1997     300,000    350,000        242,862 (a)              7,842 (b)
            Operating Officer

 Kevin D. Race .........................    1998     250,000    300,000         45,000                  9,333
             Executive Vice President       1997     250,000    100,000         97,155 (a)            413,145 (b)(d)
               and Chief Financial
                  Officer                              (c)


 Mark F. Johnson ......................     1998     230,000    200,000         30,000                10,623
        Executive Vice President            1997     200,000    150,000         97,155 (a)             6,714 (b)
         Secondary Marketing and
               Production

  William Glasgow, Jr. ...............      1998     230,000    200,000         30,000                14,299
           Executive Vice President         1997     200,000    150,000         97,155 (a)             6,522 (b)

------------------------------------------

(a) Reflects a 17 for 1 stock split of the Company's Common Stock effected immediately prior to the Company's January 1997 initial public offering.
(b) Includes amounts received for (1) matching contributions under the Company's savings plan of $6,000 with respect to each of Messrs. Pickett, Harris, Johnson, Glasgow; and (2) the dollar value of life insurance premiums paid by the Company with respect to: Mr. Pickett $10,135; Mr. Harris $1,842; Mr. Race $74; Mr. Johnson $714; Mr. Glasgow $522.
(c) The salary of Mr. Race is per annum. Mr. Race has been employed by the Company since October 1996.
(d) Includes a bonus of $375,000 received by Mr. Race as an inducement to join the Company and $38,071 in relocation expenses.

Option Grants for the Period from March 1, 1997 to February 10, 1998

         The following table provides information on option grants with respect to common Stock of the Company for the period from March 1, 1997 to February 10, 1998 to the named executive officers. Pursuant to applicable regulations of the Securities and Exchange commission (the "Commission"), the following table also sets forth the hypothetical value which might have been realized with respect to such options based on assumed rates of stock appreciation of 5% and 10% compounded annually from date of grant to the end of the option terms:

                                         Individual Grants
                         ------------ -- ------------------ -- -------------- -- ----------------

                          Number of
                         Securities       % of Total                                                Potential Realizable
                                                                                                          Value at
                         Underlying        Options                                              Assumed Annual Rates of Stock
                           Options        Granted to         Exercise                          Price Appreciation for Option
                           Granted        Employees           Price             Expiration              Term (a)
                                                                                                   -- -------------- -----
        Name                 (#)           in 1997            ($/Sh)               Date              5%           10%
---------------------    ------------    -------------    ---------------    ------------------    --------     --------

Joe K.Pickett..........   15,000(b)         10.84%           $20.500             07/10/07          193,385      490,076
                          30,000(c)         10.84%           $20.500             01/10/07          362,919      907,645
Hugh R.Harris..........   15,000 (b)        10.84%           $20.500             05/31/07          193,385      490,076
                          30,000 (c)        10.84%           $20.500             11/20/06          362,919      907,645
Kevin D.Race...           15,000 (b)        10.84%           $20.500             10/08/07          193,385      490,076
                          30,000 (c)        10.84%           $20.500             04/08/07          362,919      907,645
Mark F.Johnson........    10,000 (b)         7.23%           $20.500             05/31/06          128,923      326,717
                          20,000 (c)         7.23%           $20.500             11/30/05          241,946      605,096
William Glasgow,Jr.       10,000 (b)         7.23%           $20.500             05/31/06          128,923      326,717
                          20,000 (c)         7.23%           $20.500             11/30/05          241,946      605,096
---------------------

(a) These values are based on assumed rates of appreciation only. Actual gains, if any, on shares acquired on option exercises are dependent on the future performance of the Company's Common Stock.
(b) Non-qualified, timed-based options granted pursuant to the Company's 1996 Stock Option Plan. Options vest annually in arrears in five equal installments of 20% per year.
(c) Non-qualified, performance-based options granted pursuant to the Parent's 1996 Time Accelerated Restricted Stock Option Plan. These options vest no later than nine years from the date of grant unless accelerated based on the achievement of certain performance criteria.

                  Aggregated Option Exercises and Option Values
             for the Period from March 1, 1997 to February 10, 1998

         The following table provides information on option exercises during the period from March 1, 1997 to February 10, 1998 with respect to the Common Stock of the Company and on the values of the named executive officers' unexercised options at February 10, 1998:

                            Shares                                Number of                           Value of Unexercised
                                   Securities
                           Acquired                         Underlying Unexercised                      In-the-Money
                              on            Value           Options at Year-End (#)                    Options at Year-End
        Name                Exercise      Realized      Exercisable        Unexercisable       Exercisable     Unexercisable (a)
----------------------     -----------    ----------    -------------    ------------------    -------------   ------------------

Joe K.Pickett...........        0             $0            48,573             239,289          $500,010        $2,922,511
Hugh R. Harris.......           0              0            48,573             239,289           500,010         2,922,511
Kevin D.Race..........          0              0            19,431             122,724           200,023         1,722,591
Mark F. Johnson......           0              0            19,431             107,724           200,023         1,415,091
William Glasgow, Jr.            0              0            19,431             107,724           200,023         1,415,091
----------------------

 (a)     Value  of  unexercised   in-the-money   stock  options  represents  the
         difference between the exercise prices of the stock options and the closing price of the Parent's Common Stock on The New York Stock Exchange on February 10, 1998

Employment Contracts and Termination of Employment Arrangements

         Certain of the Company's executive officers including each of the named executive officers are party to employment agreements and/or non-competition agreements with the Company. The Company is therefore contractually obligated to continue to pay such salaries during the executive officer's term of employment with the Company.

         Pursuant to severance agreements with the Company, certain executive officers, including each of the named executive officers, were entitled to severance benefits if he were terminated, or constructively terminated through diminution in job responsibilities or compensation following an acquisition (a "Trigger Event"). If such named executive officer offers to remain in the employ of the Company for one year following any Trigger Event, and is either terminated during the first year or has his job responsibilities or compensation diminished, he is entitled to a severance benefit. The severance benefit will be a lump sum payment in cash equal in the case of each of Messrs. Pickett and Harris to the sum of (i) twice his annual salary in effect at the time of termination, (ii) twice his annual bonus received for the preceding year and
(iii) a pro rata portion of the bonus he would have received for the year in which termination occurs (paid at the time the amount of such bonus would have been determined). The severance benefit for the other named executive officers will be equal to the sum of (i) such officer's annual salary in effect at the time of termination, (ii) his annual bonus received for the year in which termination occurs (paid at the time the amount of such bonus would have been determined). The named executive officers will also receive continued coverage under the Company's medical benefit plans for one year following such termination, or two years following termination in the case of Messrs. Pickett and Harris. Each of the Severance Agreements is for a term of one (1) year which is automatically renewed on April 1 of each year for additional one-year periods unless either the Company or the executive has given notice not later than December 31st of the previous year to the other not to extend the term of the Agreement. If a Trigger event has occurred during the term of the Severance Agreement, however, the Agreement continues for one (1) year following the closing of the Trigger Event. Since the 1998 fiscal year end and the NAB merger, all severance agreements have been canceled.

Employment Agreements with NAB and the Company. In connection with the acquisition of the Parent by NAB, NAB and the Company entered into employment agreements (the "Employment Agreement") with Joe K. Pickett, the Company's Chairman and Chief Executive Officer; Hugh R. Harris, the Company's President and Chief Operating Officer; Kevin D. Race, the Company's Vice President,
Treasurer and Chief Financial Officer; Mark F. Johnson, the Company's Vice President, Loan Production; and William Glasgow, Jr., the Company's Vice
President, Loan Administration and six other officers of the Company (the "Executives"). Each Employment Agreement became effective upon the consummation of the Merger and provides for a three-year term of employment commencing upon the consummation of the Merger. Pursuant to the Employment Agreements, Mr. Pickett serves as Chairman and Chief Executive Officer of the Company. Mr. Harris serves as President and Chief Operating Officer of the Company and Mr. Race serves as Executive Vice President and Chief Financial Officer of the Company. The Employment Agreements for Messrs. Johnson and Glasgow provide that each such Executive serves as an Executive Vice President of the Company.

Pursuant to their respective Employment Agreements, Messrs. Pickett, Harris, Race, Johnson and Glasgow each (i) will receive an annual base salary of $450,000, $410,000, $300,000, $230,000 and $230,000, respectively, (ii) will receive a guaranteed annual bonus of $800,000,  $800,000, $337,500, $362,500 and
$362,500 respectively, payable on each of the first and second anniversaries of the effective time of the Merger, (iii) will be eligible to participate in the Company's annual bonus plan ("ABP"), (iv) will be eligible to participate in NAB's Executive Share Option Plan and will receive an initial grant of options to purchase 50,000, 45,000, 35,000, 30,000 and 30,000 NAB ordinary shares, respectively, and (v) will be eligible to participate in a long-term incentive plan (funded by NAB with a cash pool not in excess of $15,000,000), the first award under such plan (the "Anniversary Award") to be payable in a lump sum cash payment within 30 days following the third anniversary of the effective time of the Merger (the "Anniversary Date"), provided that the Executive is employed by the Company on the Anniversary Date. The Employment Agreements provide that NAB shall cause the entire long-term incentive plan cash pool to be distributed to eligible Company executives. The Employment Agreements for the six other officers provide for annual base salaries aggregating $1,120,000, and guaranteed annual bonuses aggregating $712,500; and such officers will receive in the aggregate initial grants of options of purchase 150,000 NAB ordinary shares and will be eligible to participate in the Company's annual bonus plan and in the long-term incentive plan referred to in clause (v) above. The Employment Agreements also provide that each Executive will be (i) entitled to participate in employee benefit plans as may be in effect of senior executives of the Company from time to time, (ii) entitled to paid vacation in accordance with the vacation policy applicable to the Company's senior executives, (iii) reimbursed by the Company for reasonable business expenses and (iv) entitled to receive the same perquisites that such Executives received immediately prior to the Effective Time. The Employment Agreements further provide that each Executive will be eligible to participate in a nonqualified deferred compensation plan to which such Executive may elect to defer any amount of such Executive's cash compensation.

Each Employment Agreement may be terminated by the applicable Executive for "good reason" and by the Company for "cause," as such terms are defined in the Employment Agreements, or by voluntary resignation of the Executive, upon ninety
(90) days' written notice provided the Executive waives any amounts payable under the Employment Agreement and provided further that Executive's obligations under the Confidentiality and Noncompetition Agreement (described below) to which such Executive is a party remain unaffected by such resignation. In the event that the Company terminates the Executive's employment for any reason other than cause or disability or the Executive terminates his employment for good reason, the Company is obligated to (A) pay to the Executive his Anniversary Award pursuant to the long-term incentive plan if he is terminated prior to the third anniversary of the Merger and (B) (i) pay to the Executive for the twenty-four (24) month period ( the eighteen (18) month period, in the case of each Executive other than Messrs. Pickett and Harris) following the Executive's termination (the "Continuation Period"), an amount equal to his average monthly base salary for the two year period (or portion thereof) immediately preceding the date of termination, plus (ii) at the end of the Continuation Period, an amount equal to two times (1.5 times, in the case of each Executive other than Messrs. Pickett and Harris) the average of (x) the Executive's target bonus under the ABP for the year in which termination occurs and (y) the annual bonus under the ABP for the year immediately preceding the year in which termination occurs, (iii) the pro rata portion of the guaranteed annual bonus, if any, for the year of termination and (iv) the pro rata portion of Executive's ABP award for the year of termination, and (C) provide the Executive during the Continuation Period with continued coverage under the Company's health, life and disability insurance plans, provided that Executive continues to contribute the employee share of the cost applicable to such coverages. The amounts under clauses (B) (i) and (ii) and the coverage under clause (C) in the immediately preceding sentence will be payable or provided, as the case may be, only so long as the Executive complies with his obligations under the confidentiality and Noncompetition Agreement (described below) to which such Executive is a party.

In the event an Executive's employment is terminated by reason of death or disability, the Company shall pay such Executive (or his designated beneficiary or estate, as the case may be) the pro-rated portion of (i) the guaranteed annual bonus, if any, for the year of termination of employment, (ii) any ABP award such Executive would have received for the year of termination of employment, and (iii) any applicable award payable under the long-term incentive plan (which is the Anniversary Award in the event of termination of employment on or before the third anniversary of the Merger).

Each Employment Agreement provides that the Executive waives any and all rights to benefits payable under any prior severance agreement to which the Executive and the Company are parties and agrees that such severance agreement shall be void and of no further effect and shall be superseded in its entirety by the Employment Agreement

Historical Executive Compensation

         The following table sets forth all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the Company's four most highly compensated Executive Officers other than the Chief executive officer whose total annual salary and bonus exceeded $100,000 for all services rendered in all capacities to BancBoston Mortgage Corporation and its subsidiaries for the fiscal year ended December 31, 1995. None of the Company's named executive officers received any compensation from Barnett Mortgage Company during 1995.

                                                      Summary Compensation Table

                                                                        Long-Term Compensation
                                                                    ------------------------------- -- ---------

                                                                         Awards (b)                     Payouts
                                                                      ------------------               -----------

                                                                                                   Long-Term
                                                Annual            Restricted       Securities      Incentive
  Name and Principal       Fiscal            Compensation           Stock         Underlying         Plan
                                         ---------------------
       Position             Year      Salary(a)   Bonus(a)         Awards            Options       Payouts (c)    Compensation (d)
-----------------------    -------    ----------- ----------    --------------     ------------    ------------ --------------------

Joe K.Pickett..........     1995      $287,000    $200,000      $68,700              9,600            $215,156      $11,480
  Chairman & CEO
Hugh R.Harris..........     1995       275,000     225,000       42,938              6,000                   0       11,000
  President
Charles D.Gilmer....        1995       170,769     155,000            0                  0                   0            0
  Director, Risk
      Management
Mark F.Johnson.........     1995       190,577     125,000       28,625              4,000                   0        7,623
   Director, Wholesale/
   Securities Marketing
William Glasgow,Jr.....     1995       189,230     125,000       28,625              4,000                   0        7,569
   Director, Loan
    Administration
-----------------------

(a) The salary and bonus amounts presented were earned in 1995. The payment of certain such amounts occurred in 1996. The amounts reflected in the table do not include the following bonuses paid to the named executive officers in 1996 in connection with the closing of the acquisition of BancBoston Mortgage Corporation: Mr. Pickett, $50,000; Mr. Harris, $225,000; Mr. Gilmer, $175,000; Mr. Johnson, $200,000; and Mr. Glasgow,
         $200,000.

(b) Involves common stock of BKBC. As of December 31, 1995, the named executive officers held the following number of restricted shares of BKBC common stock having the corresponding year-end market values:

                                                       As of December 31, 1995

                                                           Total Number of                  Aggregate
         Name                                          Restricted Shares Held              Market Value

         Joe K. Pickett....................................   5,600                           $259,900

         Hugh R. Harris.................................      4,135                            191,244

         Charles D. Gilmer............................            0                                  0

         Mark F. Johnson................................      1,784                             82,510

         William Glasgow, Jr..........................        1,700                             78,625

         In connection with the BancBoston Mortgage Corporation acquisition, vesting on all of the restricted stock owned by its employees, including the restricted stock listed above, was accelerated and all prior forfeiture and transferability restrictions thereon were removed.

(c) Represents the dollar value of vested shares of performance restricted stock calculated by multiplying the closing price of BKBC common stock on each vesting date by the number of shares that vested on that date.
(d) Includes matching employer contributions and credits under the BankBoston thrift-incentive plan and the BankBoston deferred compensation plan for the named executive officers.


Retirement Benefits

The following table shows the years of service and the estimated annual retirement benefits that are payable at age 65 from BKBC to each of the named executive officers in the form of a single lifetime annuity with an assumed future annual interest rate of 6.3% through 1996 and 5.5% thereafter on each individual's cash balance account:

                          Prior Years of Service       Estimated Annual
        Name                  as of 12/31/95          Retirement Benefit
----------------------    ------------------------ -------------------------

Joe K.Pickett.........              15                     $73,883
Hugh R.Harris.........              12                      50,676
Charles D.Gilmer..                   2                       2,386
Mark F.Johnson........              13                      48,616
William Glasgow, Jr..                4                       6,836


         The estimates shown above reflect BankBoston's cash balance formula as of December 31, 1995 (under which credits are made annually to an individual's account at a rate based on the individual's age and years of service), plus any accrued benefits under the prior plan formula. These benefits are provided under a combination of BankBoston's tax-qualified retirement plan and certain supplemental plans.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

Capital Stock of the Company

All of the outstanding common stock of HomeSide Holdings, Inc., consisting of 10,000 shares, is owned by the Parent, and all of the outstanding common stock of HomeSide Lending, consisting of 100 shares, is owned by HomeSide Holdings, Inc.

Capital Stock of the Parent

The following table and the paragraphs that follow set for the information with respect to the beneficial ownership of shares of the Parent's voting securities as of February 10, 1998 by (i) all shareholders of the Company who own more than 5% of any class of such voting securities; (ii) each director who is a stockholder; (iii) certain executive officers; and (iv) all directors and executive officers as a group, as determined in accordance with Section 13 (d) of the Securities Exchange Act of 1934 and the rules thereunder:

                                    Amount and Nature of
Name of Beneficial Owner               Title of Class         Beneficial Ownership        Percentage of Class
------------------------               --------------         --------------------        -------------------

BankBoston, N.A.                       Common Stock                   11,461,400                  26.42%
     100 Federal Street
     Boston, MA

Siesta Holdings, Inc.                  Common Stock                   11,461,400                  26.42%
     3800 Howard Hughes
     Parkway, Suite 1560
     Las Vegas, NV

THL (a)                                Common Stock                    8,596,050                  19.82%
     75 State Street
     Boston, MA

Madison Dearborn Capital               Common Stock                    2,865,350                   6.60%
 Partners, L.P.
     Three First National Plaza
     Chicago, IL

Joe K. Pickett                         Common Stock                  126,797 (a)                    *

Hugh R. Harris                         Common Stock                  121,435 (a)                    *

Kevin D. Race                          Common Stock                   48,586 (b)                    *

William Glasgow, Jr.                   Common Stock                   63,955 (b)                    *

Mark F. Johnson                        Common Stock                   68,051 (b)                    *

Thomas M. Hagerty                      Common Stock                   25,194 (c)                    *

David V. Harkins                       Common Stock                   39,661 (d)                    *

All Directors and Executive
Officers as a Group
(18 persons)                           Common Stock                  593,568 (e)                  1.36%
--------------------------------------
*        Less than 1%

(a) Includes 48,573 shares currently exercisable under the Parent's stock option plan. (b) Includes 19,431 shares currently exercisable under the Parent's stock option plan. (c) Does not include 8,570,856 shares owned by THL, as to which Mr. Hagerty disclaims beneficial ownership. (d) Does not include 8,556,389 shares owned by THL, as to which Mr. Harkins disclaims beneficial ownership.
(e) Does not include the shares held by THL, MDP, Bank of Boston and Siesta, with which certain directors are affiliated; includes 202,073 shares currently exercisable under the Parent's stock option plan.

         The Parent was formed on December 11, 1995, to acquire HomeSide (formerly BancBoston Mortgage Corporation) the mortgage banking subsidiary of BankBoston Corporation. That acquisition was completed on March 15, 1996. On May 31, 1996 the Parent acquired HomeSide Holdings, Inc. (formerly Barnett Mortgage Company), the mortgage banking subsidiary of Barnett Banks, Inc. ("Barnett").

         In addition to those shares of capital stock set forth in the preceding table, 97,138 shares of Class C Common Stock (non-voting) of the Parent are beneficially owned by Robert Morrissey, constituting 100% of the outstanding Class C Common Stock. Within 180 days of the initial public offering of Common Stock of the Parent in January 1997, a holder of Class C Common Stock at a price based upon the average bid prices of the Common Stock for the preceding 20 days. In addition, upon consummation of a merger or sale of substantially all of the assets of the Parent, a holder of Class C Common Stock may require the Parent to purchase any portion of its shares of Class C Common Stock at an appraised fair market value price.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Exclusive Marketing Agreements

         HomeSide Lending has entered into a Marketing Agreement dated March 15, 1996 (the "BKBC Marketing Agreement") with BankBoston Corporation ("BKBC") pursuant to which HomeSide Lending and BKBC may market services to HomeSide
Lending customers who are also BKBC customers ("BKBC Customers") and other customers of HomeSide Lending. Under this agreement: (a) HomeSide Lending has the exclusive right, subject to certain limitations, to market to all customers any mortgage loan refinancing, (b) HomeSide Lending has the non-exclusive right to market first mortgage loans (other than refinancing) to BKBC Customers and the exclusive right market such loans to other HomeSide Lending customers, (c) HomeSide Lending has the exclusive right to market "other" mortgage loans to customers who are not BKBC Customers, (d) HomeSide Lending has the non-exclusive right, subject to certain limitations, to offer certain "Eligible Products" (mortgage credit insurance, relocation services, title insurance, title search, appraisal services, private mortgage insurance, escrow services, hazard insurance services and certain other products) to BKBC Customers and the exclusive right to offer Eligible Products to other customers, and (e), BKBC has the exclusive right to offer certain banking services to BKBC Customers and the non-exclusive right to offer such services to other customers.

         Under the BKBC Marketing Agreement, BKBC may not engage in a formal program to solicit HomeSide Lending's customers for refinancing.

         The terms of the BKBC Marketing Agreement is the later of: (a) eight years, or (b) the third anniversary of the termination of the Operating Agreement (which has a term of five years). See "--Other BKBC Agreements -- Operating Agreement" below.

         HomeSide Lending has also entered into a marketing Agreement dated May 31, 1996 (the "Barnett Marketing Agreement") with Barnett which is substantially similar to the BKBC Marketing Agreement, except that it governs rights with respect to "Barnett Customers" as defined therein rather than with respect to BKBC Customers.

         HomeSide Lending does not pay any fee or moneys (other than certain reimbursement obligations) to BKBC or Barnett for its marketing and other rights under the BKBC Marketing Agreement or Barnett Marketing Agreement.

Transitional Services Agreements

Bank Boston and its affiliate banks (the "BKB Banks") and HomeSide Lending have entered into a series of Transitional Services Agreement dated March 15, 1996, pursuant to which the BKB Banks agreed to make available to HomeSide Lending, at the BKB Banks' cost, certain corporate services, including travel and relocation, general ledger support, audit, payroll, retirement plans, computer services, disbursement accounting, purchasing, telecommunications/workstation support and human resources. HomeSide Lending also agreed to make available to the BKB Banks, at HomeSide Lending's cost, certain administrative services, including mortgage loan origination support, mortgage loan quality control services, affordable housing loan support and pledged loan support services. For the period from March 1, 1997 to February 10, 1998, HomeSide Lending paid to BKB Banks approximately $5.2 million under such Transitional Services Agreements. For the period from March 16, 1996 to February 28, 1997, HomeSide Lending paid to BKB Banks approximately $2.5 million under such Transitional Services Agreements.

         Barnett and HomeSide Lending have entered into a Transitional Services Agreement dated May 31, 1996, pursuant to which Barnett agreed to make available to HomeSide Lending office space and certain corporate services, including finance services, accounting services, purchasing services, benefits and compensation administration, human resources and staffing services and technology services. HomeSide Lending pays Barnett a monthly fee based on rates established under a fee schedule for the different services provided to HomeSide Lending. For the period from March 1, 1997 to February 10, 1998, HomeSide Lending paid to Barnett approximately $0.5 million under such Transitional Services Agreements. For the period from March 16, 1996 to February 28, 1997, HomeSide Lending paid to Barnett approximately $0.9 million under such Transitional Services Agreements.

         The terms of the services provided under the Transitional Services Agreements vary. As a general matter, the services were to be provided to the receiving party until the receiving party no longer requires the services, but in no event later than December 31, 1996. The term was extended to June 30, 1997 with respect to some services.

Other BKBC Agreements

     Operating Agreement

         The BKB Banks and HomeSide Lending have entered into an Operating Agreement, dated March 15, 1996 (the "BKBC Operating Agreement"), which sets forth the parties' roles with respect to new loan originations and servicing rights. With certain exceptions, the BKB Banks are required to sell all mortgage loan production to HomeSide Lending during the term of the BKBC Operating Agreement. In particular, among other things, the BKBC Operating Agreement: (a) describes the mortgage loan products to be purchased by HomeSide Lending from BKB Banks, (b) ensures that the BKB Banks receive the most favorable pricing and service released premiums offered by HomeSide Lending to correspondent lenders,
(c) describes HomeSide Lending's customer service levels, (d) sets forth warehouse and pipeline management rights and obligations, (e) describes the technology support which the parties provide to one another, (f) describes the mortgage loan production and support functions to be provided by the parties,
(g) describes the reports and information provided periodically by HomeSide Lending to the BKB Banks, including, but not limited to, risk management, internal performance and management reports, (h) sets forth the penalties to be paid by the BKB Banks for failing to satisfy the buy price expiration dates, (i) describes BKB Banks' mortgage loan repurchase obligations, and (j) restricts HomeSide Lending's ability to sell servicing rights relating to BKB Banks' portfolio mortgage loans.

         The term of the BKBC Operating Agreement is five years. The termination of the BKBC Operating Agreement will not affect HomeSide Lending's right to service mortgage loans serviced prior to the termination date.

        Correspondent Loan Purchase and Sale Agreement

         HomeSide Lending and the BKB Banks have also entered into a Correspondent Loan Purchase and Sale Agreement, dated March 15, 1996 (the "BKB Correspondent Loan Purchase Agreement"), which describes the mortgage loans eligible for sale to HomeSide Lending by BKB, and related pricing and delivery requirements for such loans. The BKB Banks receive the most favorable pricing offered by HomeSide Lending to correspondent lenders. For the periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997, HomeSide Lending paid approximately $5.3 million and $4.7 million, respectively to the BKB Banks under the BKB Correspondent Loan Purchase and Sale Agreement. Under certain conditions, the BKB Banks must indemnify HomeSide Lending or repurchase mortgage loans from HomeSide Lending. The agreement provides certain underwriting, appraisal, mortgage insurance and escrow requirements.

         The term of the BKB Correspondent Loan Purchase Agreement is five years
but  will  automatically   terminate  upon  the  termination  of  the  Operating
Agreement.

      PMSR Flow Agreement

         HomeSide Lending and the BKB Banks have entered into a PMSR Flow Agreement dated March 15, 1996, which requires the BKB Banks, subject to certain exceptions, to sell to HomeSide Lending the servicing rights to the BKB Banks' portfolio mortgage loans. The purchase price for the servicing rights is based upon a percentage (which varies depending on the type of loan) of the principal balance of the loan, as may be adjusted based on an independent third party's revaluation. For the periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997, HomeSide Lending paid approximately $1.6 million and $1.3 million, respectively, to the BKB Banks under this PMSR Flow Agreement. The agreement also requires the BKB Banks to provide certain notices to government agencies, flood service providers, insurance carriers and borrowers upon the transfer of servicing rights to HomeSide Lending. The agreement describes the BKB Banks' obligation to prepare and record assignments of mortgage and pay tax, service-related fees and flood service fees. Under certain conditions, the BKB Banks must reimburse the servicing rights purchase price to HomeSide Lending.

         The  term  of  the  PMSR  Flow   Agreement   is  five  years  but  will
automatically terminate upon the termination of the BKBC Operating Agreement.

      Mortgage Loan Servicing Agreement

         HomeSide Lending and the BKB Banks have entered into a Mortgage Loan Servicing Agreement dated March 15, 1996 (the "BKBC Servicing Agreement"), which requires HomeSide Lending, subject to certain exceptions, to service the BKB
Banks' portfolio mortgage loans. HomeSide Lending is also required to use reasonable efforts to collect mortgage loan payments, to remit principal and interest to the BKB Banks each month and to perform certain default loan administration and foreclosure activities. HomeSide Lending provides additional services for the BKB Banks' private banking clients.

         The servicing fees paid by the BKB Banks to HomeSide Lending are market-based fees consistent with the fees charged by HomeSide Lending to other mortgagees. For the periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 2, 1997, the BKB Banks paid approximately $3.8million and $5.3 million, respectively, to HomeSide Lending under the BKBC Servicing Agreement.

         The term of the BKBC Servicing Agreement is five years. The BKB Banks will not be obligated to deliver portfolio mortgage loan servicing rights to HomeSide Lending upon the termination of the BKBC Operating Agreement. However, the termination of the BKBC Operating Agreement will not affect HomeSide Lending's right to continue servicing the BKB Banks' portfolio loans that are being serviced by HomeSide Lending as of such termination date.

Other Barnett Agreements

    Operating Agreement

         Barnett and HomeSide Lending have entered into an Operating Agreement, dated May 31, 1996 (the "Barnett Operating Agreement"), which sets forth the parties' roles with respect to new loan originations and servicing rights. With certain exceptions, Barnett and its affiliate banks (the "Barnett Banks") are required to sell all mortgage loan production to HomeSide Lending during the term of the Barnett Operating Agreement. In particular, among other things, the Barnett Operating Agreement: (a) describes the mortgage loan products to be purchased by HomeSide Lending from Barnett Banks, (b) ensures that the Barnett Banks receive the most favorable pricing and servicing released premiums offered by HomeSide Lending to mortgage correspondents, (c) describes HomeSide Lending's customer service levels, (d) sets forth warehousing and pipeline management rights and obligations, (e) describes the technology support which the parties provide to one another, (f) describes the mortgage loan production and support functions to be provided by the parties, (g) describes the reports and information provided periodically by HomeSide Lending to the Barnett Banks, including, but not limited to, risk management, internal performance and management reports, (h) sets forth penalties to be paid by the Barnett Banks for failing to satisfy the buy price expiration dates, (i) describes Barnett Banks' mortgage loan repurchase obligations, and (j) restricts HomeSide Lending's ability to sell servicing rights relating to the Barnett Banks' portfolio mortgage loans.

          Correspondent Loan Purchase Agreement

         HomeSide Lending and Barnett Banks have entered into a Correspondent Loan Purchase Agreement, dated May 16, 1996 (the "Barnett Correspondent Loan Purchase Agreement"), which describes the mortgage loans which are eligible for sale to HomeSide Lending by the Barnett Banks and related pricing and delivery requirements for such loans. The Barnett Banks receive the most favorable pricing offered by HomeSide Lending to other correspondents. For the periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997, HomeSide Lending paid approximately $45.4 million and $27.6 million, respectively to Barnett under the Barnett Correspondent Agreement. Under certain conditions, the Barnett Banks must repurchase mortgage loans for HomeSide Lending. The Barnett Correspondent Loan Purchase Agreement provides certain underwriting, appraisal, mortgage insurance and escrow requirements.

         PMSR Flow Agreement

         HomeSide Lending and the Barnett Banks have entered into a PMSR Flow Agreement dated May 31, 1996 ("PMSR Flow Agreement"), which requires the Barnett Banks, subject to certain exceptions, to sell to HomeSide Lending the servicing rights to the Barnett Banks' portfolio mortgage loans. The purchase price for the servicing rights is based upon a percentage (which varies depending on the type of loan) of the principal balance of the loan, as may be adjusted based on an independent third party's revaluation. For the periods from March 1, 1997 to February 10, 1998 and from March 16, 1996 to February 28, 1997, HomeSide Lending paid approximately $9.5 million and $8.2 million, respectively, to Barnett under this PMSR Flow Agreement. The agreement also requires the Barnett Banks to provide certain notices to government agencies, flood service providers, insurance carriers and borrowers upon the transfer of servicing rights to HomeSide Lending. The agreement describes the Barnett Banks' obligation to prepare and record assignments of mortgage and pay tax, service-related fees and flood service fees. Under certain conditions, the Barnett Banks must reimburse the servicing rights purchase price to HomeSide Lending.

         As a result of NationsBank Corporation's acquisition of Barnett Banks, Inc., the Company agreed to release Barnett from its five year agreement to sell certain of its mortgage loans to HomeSide Lending. In consideration, the Company received the right to purchase $5.0 billion in mortgage servicing rights, an increase in the weighted average servicing fee for Barnett portfolio loans currently serviced, and will receive $3.0 million cash in June 1998.

Mortgage Loan Servicing Agreement

         HomeSide Lending and the Barnett Banks have entered into a Mortgage Loan Servicing Agreement dated as of May 31, 1996 (the "Barnett Servicing Agreement") which requires HomeSide Lending, subject to certain exceptions, to service the Barnett Banks' portfolio mortgage loans. HomeSide Lending is also required to use reasonable efforts to collect mortgage loan payments, to remit principal and interest to the Barnett Banks each month and to perform general ledger reconciliations and other related tasks. HomeSide Lending is also required to perform certain default loan administration and foreclosure activities. HomeSide Lending provides additional services for the Barnett Banks' private banking clients. For the periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997, Barnett paid $29.1 million and $23.6 million in servicing fees, respectively.

         Each of the foregoing agreements described under "Certain Relationships and Related Transactions" was entered into in connection with either the acquisition of BancBoston Mortgage Corporation or Barnett Mortgage Company. No additional consideration was paid or received by HomeSide Lending in connection with the execution and delivery thereof.

Management Agreements

         HomeSide Lending agreed to pay the Thomas H. Lee Company, MDP, BankBoston and Barnett pursuant to management agreements entered into in connection with the BancBoston Mortgage Corporation and the Barnett Mortgage Company acquisitions, an annual management fee of $250,000, $83,334, $333,333 and $333,333, respectively. Such management agreements had a term of five years automatically extended for successive one year terms, except either party could terminate the agreement by delivering notice thereof 90 days prior to the end of any such term. The management agreements terminated upon consummation of the January 1997 offering of Common Stock of the Parent.

      As of February 28, 1997, certain members of management owed $1.9 million related to loans granted to purchase shares of the Company's common stock. During the period from March 1, 1997 to February 10, 1998, all related loans were repaid.

                                                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

    (a) The following documents are filed as a part of this Report:

         1.  Financial Statements:  See Part II, Item 7 hereof.

         2.  Financial Statement Schedule and Auditors' Report

                  All schedules omitted are inapplicable or the information required is shown in the Consolidated Financial Statements or notes thereto.

         3. The following exhibits are submitted herewith:

              Unless otherwise indicated, all Exhibits are incorporated by reference to the Company's Registration Statement on Form S-1, No. 333-17685.

              Number       Description

                  3.1      Certificate of Incorporation of HomeSide Lending, Inc.
                  3.2      By-Laws of HomeSide Lending, Inc.
                  4.1      Form of Common Stock Certificate
                 10.1      Stock Purchase Agreement dated December 11, 1995 between HomeAmerica Capital,
                           Inc. (currently known as HomeSide, Inc.) and The First National Bank of Boston
                           (the "BBMC Purchase Agreement")
                 10.2      Amendment No. 1, dated as of March 15, 1996, to the BBMC Purchase Agreement
                 10.3      Marketing Agreement dated as of March 15, 1996 between HomeSide, Inc. and The First National
                           Bank of Boston
                 10.4      Repurchase of Mortgage Loan Servicing Rights Letter Agreement between The First
                           National Bank of Boston (currently known as BankBoston, N.A.) and BancBoston Mortgage Corporation
                           (currently known as HomeSide Lending, Inc.)
                 10.5      Operating  Agreement  effective  as of March  15,  1996
                           between The First National Bank of Boston (currently known as BankBoston,  N.A.)
                           and BancBoston Mortgage Corporation (currently known as HomeSide Lending, Inc.)
                 10.6      Brokered Loan Purchase and Sale Agreement dated as of March 15, 1996 between
                           BancBoston Mortgage Corporation  (currently known as HomeSide Lending, Inc.) and each of The First National Bank of Boston  (currently known as BankBoston N.A.),
                           Bank of Boston  Connecticut,  Rhode Island Hospital Trust National Bank and Bank
                           of Boston Florida, N.A.
                 10.7      Master Take-Out Commitment dated as of March 15, 1996 between BancBoston
                           Mortgage Corporation (currently known as HomeSide Lending, Inc.) and each of The
                           First National Bank of Boston  (currently  known as BankBoston,  N.A.),  Bank of
                           Boston Connecticut, Rhode Island Hospital Trust National Bank and Bank of Boston
                           Florida, N.A.
                 10.8      Neighborhood Assistance Corporation of America Mortgage Loan Take-Out
                           Commitment dated as of March 15, 1996 between  BancBoston  Mortgage  Corporation
                           (currently  known as  HomeSide  Lending,  Inc.) and The First  National  Bank of
                           Boston (currently known as BankBoston, N.A.)
                 10.9(DELTA)  PMSR Flow  Agreement  dated as of March 15, 1996 between BancBoston  Mortgage  Corporation  (currently known as HomeSide Lending,
                           Inc.)  and  each of The  First  national  Bank of  Boston  (currently  known  as
                           BankBoston,  N.A.),  Bank of Boston  Connecticut,  Rhode Island  Hospital  Trust
                           National Bank and Bank of Boston Florida, N.A.
                 10.10(DELTA) Mortgage Loan Servicing Agreement dated as of March 15, 1996 between BancBoston
                           Mortgage Corporation (currently known asHomeSide Lending, Inc.) and each of the First National Bank of Boston, Bank of Boston Connecticut, Rhode Island Hospital Trust National Bank and Bank of Boston
                           Florida, N.A.
                 10.11     Stock Purchase Agreement dated as of March 4, 1996 between Grant America, Inc.
                           (currently known as HomeSide, Inc.) and Barnett Banks, Inc. (the "BMC Purchase Agreement")
                 10.12     Amendment  No. 1, dated as of May 31, 1996,  to the BMC
                           Purchase  Agreement 10.13 Tax Indemnity Letter Agreement dated as of March 4, 1996 between Barnett Mortgage
                           Company  (currently known as HomeSide Holdings, Inc.) and Barnett Banks, Inc.
                 10.14     Amended and Restated Shareholder Agreement dated as of May 31, 1996 among
                           HomeSide, Inc. and the shareholders thereof
                 10.15     Amended and Restated Registration Rights Agreement dated
                           as of May 31, 1996 between HomeSide, Inc. and certain shareholders thereof
                 10.16     Marketing Agreement dated as of May 31, 1996 between HomeSide, Inc. and Barnett Banks, Inc.
                 10.17     Transitional Services Agreement dated as of may 31, 1996 between Barnett Banks, Inc.,
                           Barnett Mortgage Company (currently known as HomeSide Holdings, Inc.) and HomeSide, Inc.
                 10.18     Operating Agreement dated as of May 31, 1996 between HomeSide Lending, Inc. and
                           Barnett Banks, Inc.
                 10.19(DELTA) Mortgage Loan Servicing Agreement dated as of April, 1996 between HomeSide
                           Lending, Inc. and Barnett Banks, Inc.
                 10.20(DELTA) PMSR Flow Agreement dated as of May 31, 1996 between HomeSide Lending, Inc. and
                           Barnett Banks, Inc.
                 10.21     Correspondent Agreement dated May 16, 1996 between HomeSide Lending, Inc. and
                           Barnett Banks, Inc.
                 10.22     Delegated Underwriting  Agreement  dated as of May 15,
                           1996 between HomeSide Lending, Inc. and HomeSide Holdings, Inc.
                 10.23*    Amended and Restated Credit Agreement dated as of January 31, 1997 among
                           HomeSide Lending, Inc., Honolulu Mortgage Company, Inc., the Lenders parties thereto, and The
                           Chase Manhattan Bank as Administrative Agent (the "Credit Agreement")
                 10.24*    Amended and Restated Holdings Pledge Agreement dated as of January 31, 1997 between HomeSide Lending,
                           Inc. and The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement
                 10.25*    Amended and Restated HomeSide Lending Pledge Agreement dated as of January 31, 1997 between HomeSide Lending, Inc. and The Chase Manhattan Bank, as Administrative Agent for the Lenders
                           parties to the Credit Agreement
                 10.26*    Amended and Restated BMC Pledge Agreement dated as of January 31, 1997 between HomeSide Holdings, Inc.
                           and The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement
                 10.27     Registration Rights Agreement dated as of May 14, 1996 among HomeSide, Inc. and Merrill Lynch & Co.,
                           Merrill Lynch, Pierce, Fenner & Smith Incorporated, Smith Barney Inc. and Friedman, Billings,
                           Ramsey & Co., Inc.
                 10.28*    Amended and Restated  Holdings  Guaranty  dated as of January  31, 1997 by  HomeSide,  Inc.
                           in favor of The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the
                           Credit Agreement
                 10.29*    Amended and Restated  HomeSide Lending Guaranty dated as of January 31, 1997 by HomeSide  Lending,
                           Inc. in favor of The Chase Manhattan Bank, as  Administrative Agent for the Lenders parties to the Credit Agreement
                 10.30*    Amended and Restated Subsidiaries Guaranty dated as of January 31, 1997 by each of SWD Properties, Inc.,
                           Stockton Plaza, Inc., HomeSide Lending Mortgage Securities, Inc. and Honolulu Mortgage Company, Inc. in
                           favor of The Chase Manhattan Bank, as Administrative Agent   for the Lenders parties to the
                           Credit Agreement
                 10.31*    Amended and Restated BMC Guaranty dated as of January 31, 1997 by HomeSide
                           Holdings, Inc. in favor of The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement
                 10.32*    Amended and Restated Security and Collateral Agency Agreement dated as of January
                           31, 1997 between HomeSide Lending, Inc. and The Chase Manhattan Bank, as Administrative
                           Agent for the Lenders parties to the Credit Agreement
                 10.33*    Amended and Restated Security and Collateral Agency Agreement dated as of January
                           31, 1997 between Honolulu Mortgage Company, Inc. and The Chase Manhattan Bank, as Administrative
                           Agent for the Lenders parties to the Credit Agreement
                 10.34*    Amended and Restated Security and Collateral Agency Agreement dated as of January
                           31, 1997 between HomeSide Holdings, Inc. and The Chase Manhattan Bank, as Administrative
                           Agent for the Lenders parties to the Credit Agreement
                 10.35*    Intercreditor Agreement dated as of May 31, 1996 between HomeSide Lending, Inc. HomeSide Holdings,
                           The Bank of New York, as Trustee, and The Chase Manhattan Bank, as Administrative Agent under the
                           Credit Agreement
                 10.36     HomeSide, Inc. Time Accelerated Restricted Stock Option Plan
                 10.37     HomeSide, Inc. Non-Qualified Stock Option Plan
                 10.38     Class B Non-Voting Common Stock Issuance Agreement dated as of March 14, 1996 between HomeSide, Inc. and Smith Barney Inc.
                 10.39     Transitional Services Agreement dated as of March 15, 1996 between The First National
                           Bank of Boston (currently known as BankBoston, N.A.) and BancBoston Mortgage Corporation
                           (currently known as HomeSide Lending, Inc.)
                 10.40     Transitional Services Agreement dated as of March 15, 1996 between The First National
                           Bank of Boston (currently known as BankBoston, N.A.) and BancBoston Mortgage corporation
                           (currently known as HomeSide Lending, Inc.)
                 10.41     Management Agreement dated as of March 15, 1996 between BancBoston Mortgage
                           Corporation (currently known as HomeSide Lending, Inc.) and The First National Bank of Boston
                           (currently known as BankBoston, N.A.)
                 10.42     Management Agreement dated as of March 15, 1996 between BancBoston Mortgage
                           Corporation (currently known as HomeSide Lending, Inc.) and Thomas H. Lee Company
                 10.43     Management Agreement dated as of March 15, 1996 between BancBoston Mortgage
                           Corporation (currently known as HomeSide Lending, Inc.) and Madison Dearborn Partners, Inc.
                 10.44     Management  Stockholder Agreement dated as of May 15, 1996 between HomeSide,  Inc.,
                           The First National Bank of Boston (currently known BankBoston,  N.A.), Thomas H. Lee Equity Fund III,
                           L.P. and certain  affiliates thereof,  Madison Dearborn Capital Partners, L.P. and certain employees of HomeSide  Lending,  Inc. and its subsidiaries
                 10.45     Management Agreement dated as of May 31, 1996 between HomeSide Lending, Inc. and
                           Barnett Banks, Inc.
                 10.46     Form of HomeSide Severance Agreement
                 10.47*    Loan and Security Agreement dated January 15, 1997 between HomeSide Lending, Inc.
                           and The Chase Manhattan Bank
                 10.48*    First Amendment dated February 28, 1997 to Loan and Security Agreement dated
                           January 15, 1997 between HomeSide Lending, Inc. and The Chase Manhattan Bank
                 10.49*    Second  Amendment  dated  March  31,  1997 to Loan and
                           Security Agreement dated January 15, 1997 between HomeSide Lending, Inc. and The
                           Chase Manhattan Bank.
                 10.50*    Loan and Security Agreement dated March 14, 1997 between HomeSide Lending, Inc.
                           and Merrill Lynch Mortgage Capital Inc.
                 10.51*    First  Amendment  dated  March  31,  1997 to Loan  and
                           Security  Agreement  dated March 14, 1997  between  HomeSide  Lending,  Inc. and
                           Merrill Lynch Mortgage Capital Inc.
                 10.52*    Third  Amendment  dated  April  11,  1997 to Loan  and
                           Security Agreement dated January 15, 1997 between HomeSide Lending, Inc. and The
                           Chase Manhattan Bank.
                 10.53*    Second  Amendment  dated  April  14,  1997 to Loan and
                           Security  Agreement  dated March 14, 1997  between  HomeSide  Lending,  Inc. and
                           Merrill Lynch Mortgage Capital Inc.
                 10.54*    Fourth  Amendment  dated  April  29,  1997 to Loan and
                           Security Agreement dated January 15, 1997 between HomeSide Lending, Inc. and The
                           Chase Manhattan Bank.
                 10.55*    Third  Amendment  dated  April  29,  1997 to Loan  and
                           Security  Agreement  dated March 14, 1997  between  HomeSide  Lending,  Inc. and
                           Merrill Lynch Mortgage Capital Inc.
                 10.56*    Amendment  dated  as of  September  30,  1997  to the
                           Credit Agreement dated as of January 31, 1997.
                 10.57*    Second Amendment dated as of December 31, 1997 to the Credit Agreement dated as of
                           January 31, 1997.
                 10.58*    Employment Agreement and Confidentiality and Non-Competition Agreement, each dated as of October 25, 1997, each between HomeSide Lending, Inc. and Joe K. Pickett.
                 10.59*    Employment Agreement and Confidentiality and Non-Competition Agreement, each dated as of October 25, 1997, each between HomeSide Lending, Inc. and Hugh R. Harris.
                 10.60*    Employment Agreement and Confidentiality and Non-Competition Agreement, each dated as of October 25, 1997, each between HomeSide Lending, Inc. and Kevin D. Race.
                 10.61*    Employment Agreement and Confidentiality and Non-Competition Agreement, each dated as of October 25, 1997, each between HomeSide Lending, Inc. and William Glasgow.
                 10.62*    Employment Agreement and Confidentiality and
                           Non-Competition    Agreement,   each   dated
                           October  25,  1997,  each  between  HomeSide
                           Lending, Inc., and Mark F. Johnson.
                 12.1      Computation of the Ratio of Earnings to Fixed Charges
                 21.1*     List of subsidiaries of HomeSide Lending, Inc.
                 23.6(a)   Consent of Hutchins, Wheeler & Dittmar, A Professional Corporation (included in
                           Exhibit 5.1)
                 24.1      Powers of Attorney
                 26.0      Excerpts from 1997 and 1998 Annual Report to Stockholders
                 26.1      Item 15 of the Company's Registration Statement on form S-1, No. 333-17685
                 27.1      Financial Data Schedule
             ----------------

         * Incorporated by reference to Exhibits of HomeSide Lending, Inc.'s (a wholly-owned subsidiary of the Registrant Registration Statement on Form S-1, Registration No. 333-21193 (DELTA) Portions of this Exhibit have been omitted pursuant to an order by the Securities and Exchange Commission granting confidential treatment.


     (b) Reports on form 8-K

         HomeSide Lending filed no reports on form 8-K for the period from December 1, 1997 to February 10, 1998.

                                   SIGNATURES


    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HomeSide Lending, Inc.
                                           (Registrant)

                                            By:   _  /s/____________________
                                            Joe K. Pickett
                                            Chairman and Chief Executive Officer


    Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this report has been signed by the  following  persons in the  capacities  and on the dates indicated.
         Signature                                Title                                         Date

              /s/              Chairman of the Board, Chief Executive Officer and            May 8, 1998
---------------------------
     Joe K. Pickett            Director (Principal Executive Officer)

            /s/ ___________    President, Chief Operating Officer and Director               May 8, 1998
----------------
     Hugh R. Harris

           /s/ ____________     Vice President and Chief Financial Officer and Treasurer      May 8, 1998
---------------
     Kevin D. Race             (Principal Financial and Accounting Officer)


          /s/ _____________    Vice President and Secretary, General Counsel                 May 8, 1998
--------------
     Robert J. Jacobs
