Form 10-Q
period 1998-03-31
HOMESIDE LENDING INC
filed 1998-05-15
CIK 1031258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                           Commission File No. 1-12655

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

           Class                                     Outstanding at May 8, 1998

Common stock $1.00 par value                                  100 shares

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                             HOMESIDE LENDING, INC.
                           CONSOLIDATED BALANCE SHEETS

                    (Dollars in Thousands, Except Share Data)

                                                                                         (Unaudited)          Predecessor
                                                                                       March 31, 1998      February 10, 1998
      ASSETS

      Cash and cash equivalents                                                         $     14,045        $      32,113
      Mortgage loans held for sale, net                                                    1,597,550            1,292,403
      Mortgage servicing rights, net                                                       1,858,574            1,766,357
      Accounts receivable, net                                                               312,081              227,294
      Early pool buyout advances                                                             448,909              374,097
      Premises and equipment, net                                                             31,595               41,982
      Goodwill                                                                               691,698                8,870
      Other assets                                                                            51,328              116,175
                                                                                         -----------          -----------

      Total Assets                                                                      $  5,005,780        $   3,859,291
                                                                                       ==============       ==============

      LIABILITIES AND STOCKHOLDERS' EQUITY

      Notes payable                                                                     $  2,458,747        $   2,074,956
      Accounts payable and accrued liabilities                                               202,656              135,803
      Deferred income taxes                                                                  178,636              197,243
      Long-term debt                                                                         836,464              770,466
                                                                                       -------------         ------------

      Total Liabilities                                                                    3,676,503            3,178,468
                                                                                       -------------         ------------

      Common stock:
           Common stock, $1.00 par value, 10,000 shares authorized, 100 shares issued and outstanding, all pledged as second priority
               collateral on the long-term debt of the Parent                                  -                     -
      Additional paid-in capital                                                           1,322,387              573,092
      Retained earnings                                                                        6,890              107,731
                                                                                      --------------        -------------

      Total Stockholders' Equity                                                           1,329,277              680,823
                                                                                      --------------        -------------

      Total Liabilities and Stockholders' Equity                                        $  5,005,780        $   3,859,291
                                                                                      ==============        ==============



The accompanying  notes are an integral part of these financial statements.

                             HOMESIDE LENDING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                    (Dollars in Thousands, Except Share Data)


                                                                                            Predecessor

                                                   For the Period From      For the Period From      For the Period From
                                                   February 11, 1998 to     December 1, 1997 to      December 1, 1996 to
                                                   March 31, 1998           February 10, 1998        February 28, 1997
                                                   --------------           -----------------         -----------------


REVENUES:

Mortgage servicing fees                                $  63,585                  $  84,869                $  94,750

Amortization of mortgage servicing rights                (36,976)                   (48,186)                 (49,379)

                                                     -------------             --------------            -------------
    Net servicing revenue                                 26,609                     36,683                   45,371

Interest income                                           18,290                     22,696                   21,277

Interest expense                                         (13,629)                   (20,548)                 (20,417)

                                                     -------------             --------------            -------------
    Net interest revenue                                   4,661                      2,148                      860


Net mortgage origination revenue                          14,269                     26,020                   22,469

Other income                                                 620                        414                      141

                                                    --------------             --------------            -------------
    Total Revenues                                        46,158                     65,265                   68,841

EXPENSES:

Salaries and employee benefits                            14,630                     16,945                   19,669

Occupancy and equipment                                    2,394                      3,558                    3,503

Servicing losses on investor-owned loans
  and foreclosure-related expenses                         1,823                      6,294                    4,981

Goodwill amortization                                      4,870                        128                      152

Other expenses                                             8,033                      9,019                   11,682

                                                     -------------             -------------             -------------
    Total Expenses                                        31,750                     35,944                   39,987


Income before income taxes                                14,408                     29,321                   28,854

Income tax expense                                         7,518                     11,432                   10,898

                                                     -------------             -------------             -------------

Net Income                                              $  6,890                  $  17,889                $  17,956
                                                     =============             =============             =============

The accompanying  notes are an integral part of these financial statements.



                             HOMESIDE LENDING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                    (Dollars in Thousands, Except Share Data)


                                                                                            Predecessor

                                                   For the Period From      For the Period From      For the Period From
                                                   February 11, 1998        September 1, 1997        September 1, 1996
                                                   to March 31, 1998        to February 10, 1998     to February 28, 1997
                                                   -------------------      --------------------     --------------------

REVENUES:

Mortgage servicing fees                                   $   63,585                $  192,475             $  185,242
Amortization of mortgage servicing rights                    (36,976)                 (106,190)               (97,499)

                                                         -------------             ------------           -------------
    Net servicing revenue                                      26,609                   86,285                 87,743


Interest income                                                18,290                   51,166                 46,518

Interest expense                                              (13,629)                 (43,897)               (36,559)

                                                         -------------             ------------           -------------
    Net interest revenue                                        4,661                    7,269                  9,961


Net mortgage origination revenue                               14,269                   46,696                 38,990

Other income                                                      620                      634                    220

                                                        --------------             -------------          -------------
    Total Revenues                                             46,158                  140,884                136,914

EXPENSES:

Salaries and employee benefits                                 14,630                   36,137                 40,319

Occupancy and equipment                                         2,394                    7,820                  6,840

Servicing losses on investor-owned loans
   and foreclosure-related expenses                             1,823                   11,465                  9,938

Goodwill amortization                                           4,870                      283                    304

Other expenses                                                  8,033                   18,480                 22,921

                                                         --------------             -------------         -------------
    Total Expenses                                             31,750                   74,185                 80,322


Income before income taxes                                     14,408                   66,699                 56,592

Income tax expense                                              7,518                   26,010                 22,271


                                                         --------------            --------------         -------------

Net Income                                                  $   6,890                $  40,689              $  34,321
                                                         ==============            ==============         ==============

The accompanying  notes are an integral part of these financial statements.


                             HOMESIDE LENDING, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (Dollars in Thousands)

                                                                                                      Predecessor

                                                                 For the Period From   For the Period From   For the Period From
                                                                 February 11, 1998     December 1, 1997 to   December 1, 1996 to
                                                                 to March 31, 1998     February 10, 1998     February 28, 1997
                                                                 -----------------     -----------------     -----------------


      CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:

      Net income                                                     $       6,890          $    17,889           $    17,956
      Adjustments to reconcile net income to net cash used in
            operating activities:
        Amortization of mortgage servicing rights                           36,976               48,186                49,379
        Depreciation and amortization                                        5,608                2,064                 1,914
        Servicing losses on investor-owned loans                             1,193                2,099                   730
        Deferred income tax expense                                          7,518               10,587                10,898
        Capitalized excess servicing rights                                      -                    -                (4,642)
        Mortgage loans originated and purchased for sale                (2,793,790)          (4,888,432)           (3,422,752)
        Proceeds and principal repayments of mortgage loans held         2,434,895            4,632,483             3,718,707
          for sale
        Change in accounts receivable                                      (56,462)              23,330                14,857
        Change in other assets and accounts payable and accrued            122,425              (60,306)               (1,508)
          liabilities
                                                                   ---------------       ---------------        --------------
      Net cash (used in) provided by operating activities                 (234,747)            (212,100)              385,539

      CASH FLOWS USED IN INVESTING ACTIVITIES:

      Purchase of premises and equipment, net                               (3,882)              (7,498)               (1,574)
      Acquisition of mortgage servicing rights                            (162,259)            (114,789)             (131,441)
      Net proceeds from (purchases of) risk management contracts            14,185               70,248               (53,506)
      Early pool buyout advances                                           (74,910)             (62,381)                    -

                                                                    ---------------       ---------------        --------------
      Net cash used in investing activities                               (226,866)            (114,420)             (186,521)

      CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

      Net borrowings from repayments to banks                              383,791              342,307              (192,310)
      Issuance of notes payable                                             60,000                    -                     -
      Payment of debt issue costs                                             (208)                 (60)                1,092
      Repayment of long-term debt                                              (38)                (204)                 (150)
      Capital contributions from the Parent                                      -                    -                47,003
      Dividends paid to the Parent                                               -                    -                (3,145)

                                                                     ---------------       --------------        --------------
      Net cash provided by (used in) financing activities                  443,545              342,043              (147,510)

      Net (decrease) increase in cash and cash equivalents                 (18,068)              15,523                51,508
      Cash and cash equivalents at beginning of period                      32,113               16,590                 1,183
                                                                     ---------------       --------------        --------------

      Cash and cash equivalents at end of period                     $      14,045          $    32,113           $    52,691
                                                                     ===============       ==============        ==============


The accompanying  notes are an integral part of these financial statements.



                             HOMESIDE LENDING, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (Dollars in Thousands)

                                                                                                       Predecessor

                                                                  For the Period From   For the Period From    For the Period From
                                                                  February 11, 1998     September 1, 1997      September 1, 1996
                                                                  to March 31, 1998     to February 10, 1998   to February 28, 1997
                                                                  -----------------     --------------------   --------------------


      CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:

      Net income                                                       $      6,890         $     40,689           $    34,321
      Adjustments to reconcile net income to net cash used in
            operating activities:
        Amortization of mortgage servicing rights                            36,976              106,190                97,499
        Depreciation and amortization                                         5,608                4,893                 3,784
        Servicing losses on investor-owned loans                              1,193                5,781                 5,687
        Deferred income tax expense                                           7,518               28,983                22,271
        Capitalized excess servicing rights                                       -                   --               (11,775)
        Mortgage loans originated and purchased for sale                 (2,793,790)         (11,453,271)           (6,949,760)
        Proceeds and principal repayments of mortgage loans held          2,434,895           11,242,236             7,435,327
      for sale
        Change in accounts receivable                                       (56,462)             (48,484)              (44,272)
        Change in other assets and accounts payable and accrued             122,425              (77,196)              (38,952)
      liabilities
                                                                    ----------------        --------------        --------------
      Net cash (used in) provided by operating activities                  (234,747)            (150,179)              554,130

      CASH FLOWS USED IN INVESTING ACTIVITIES:

      Purchase of premises and equipment, net                                (3,882)             (12,037)               (2,170)
      Acquisition of mortgage servicing rights                             (162,259)            (261,387)             (228,080)
      Net proceeds from (purchases of) risk management contracts             14,185              218,306               (63,055)
      Purchases of early pool buyout advances                               (74,910)              (5,692)                    -

                                                                    ----------------       --------------         --------------
      Net cash used in investing activities                                (226,866)             (60,810)             (293,305)

      CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

      Net borrowings from (repayments to) banks                             383,791              206,627              (269,729)
      Issuance of notes payable                                              60,000               45,000                     -
      Payment of debt issue costs                                              (208)                (885)                1,939
      Repayment of long term debt                                               (38)                (358)                 (298)
      Capital contribution from Parent                                            -                    -                40,653
      Dividends paid to Parent                                                    -               (7,313)               (8,690)
                                                                      --------------       ---------------        --------------
      Net cash provided by (used in) financing activities                   443,545              243,071              (236,125)

      Net (decrease) increase in cash and cash equivalents                  (18,068)              32,082                24,700
      Cash and cash equivalents at beginning of period                       32,113                   31                27,991
                                                                      --------------       ---------------        --------------

      Cash and cash equivalents at end of period                       $     14,045         $     32,113           $    52,691
                                                                      ==============       ===============        ==============


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

     On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide International, Inc. (the "Parent"). As consideration, the National paid $27.825 per share for all of the outstanding common stock and paid $17.7 million cash to retire all outstanding stock options. The total purchase price was approximately $1.2 billion. The transaction was accounted for as a purchase. As a result, all assets and liabilities were recorded at their fair value on February 11, 1998, and the purchase price in excess of the fair value of net assets acquired of $713.6 million was recorded as goodwill. Following the transaction described above, the National now owns 100% of the Parent's common stock and HomeSide International, Inc. has become an indirect wholly-owned subsidiary of the National.

  As a result of the merger with the National, HomeSide Lending, Inc. ("HomeSide Lending" or the "Company") adopted a fiscal year end of September 30 to conform to the fiscal year of the National. Accordingly, comparative financial statements for the same period in the prior year have not been presented. Instead, a comparison of the period of the prior year that most closely corresponds to the present period is presented. HomeSide Lending's operating results are not directly comparable to its historical operating results due, in part, to different balance sheet valuations (estimated fair value as compared to historical cost). In addition, because HomeSide Lending's operating results are produced and managed on a quarterly basis, it is not practicable to furnish a period prior to February 11, 1998 that corresponds to any period other than the period(s) reported according to the Company's prior fiscal year periods. Therefore, the prior year period from December 1, 1997 to February 10, 1998 has been presented in accordance with Regulation 15d-10(e)(4).

   Operating results for the period from February 11, 1998 to March 31, 1998, the predecessor company's period from December 1, 1997 to February 10, 1998 and the predecessor period from September 1, 1997 to February 10, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report which is incorporated by reference in the Form 10-K for the fiscal year ended February 10, 1998 of HomeSide Lending.

      HomeSide Lending is one of the largest full service residential mortgage banking companies in the United States, formed through the acquisition of the mortgage banking operations of BankBoston, N.A., formerly known as The First National Bank of Boston ("Bank Boston") and Barnett Banks, Inc. ("Barnett").

2.  MORTGAGE SERVICING RIGHTS

The analysis of the change in balance for mortgage servicing rights is as follows (in thousands):

                                                       Predecessor
Balance, February 10, 1998     $1,766,357           Balance, November 30, 1997      $1,733,469
Additions                          95,015           Additions                          114,137
Deferred hedge loss                34,178           Deferred hedge gain                (33,063)
Amortization                      (36,976)          Amortization                       (48,186)
                             -------------                                        -------------

Balance, March 31, 1998        $1,858,574           Balance, February 10, 1998      $1,766,357
                             =============                                        =============

3.  NOTES PAYABLE

     HomeSide Lending borrows funds on a demand basis from an independent syndicate of banks under a $2.5 billion credit facility which, at the request of HomeSide Lending, may be increased to $3.0 billion. The line of credit is used to provide funds for HomeSide Lending's business of originating, acquiring and servicing mortgage loans. The line of credit includes both a warehouse credit facility, which is limited to 98% of the fair value of eligible mortgage loans held for sale, and a servicing-related facility, which is capped at $950.0 million. On February 14, 2000, the line of credit will terminate. The credit agreement contains covenants that impose limitations and restrictions on HomeSide Lending, including the maintenance of certain net worth and ratio requirements. Under certain circumstances set forth in the credit agreement, borrowings under the agreement become collateralized by substantially all of HomeSide Lending's assets. HomeSide Lending is in compliance with all requirements included in the credit agreement. At March 31, 1998 and February 28, 1997, $2.4 billion and $1.8 billion, respectively, were outstanding under the credit line. Amounts outstanding at March 31, 1998 and February 28, 1997 under the bank line of credit are comprised of a warehouse credit facility of $1.5 billion and $0.8 billion and a servicing-related credit facility of $0.9 billion and $1.0 billion, respectively. HomeSide established short-term borrowings with National Australia Bank at a maximum capacity of $115 million at interest rates equal to LIBOR. At March 31, 1998, total borrowings from National Australia Bank were $115 million.

Borrowings under the bank line of credit bear interest at rates per annum, based on, at HomeSide Lending's option (A) the highest of (i) the lead bank's prime rate, (ii) the secondary market rate of certificates of deposit plus 100 basis points and (iii) the federal funds rate in effect from time to time plus 0.5% or
(B) various rates based on federal fund rates. At March 31, 1998, the weighted average interest rate on the amounts borrowed under the bank credit facility was 5.983%, and the weighted average interest rate during the period from February 11, 1998 to March 31, 1998 was 5.986%.

4.  LONG-TERM DEBT

    On May 14, 1996, HomeSide International, Inc. issued $200.0 million of 11.25% notes (the "Parent Notes") maturing on May 15, 2003, and paying interest semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 1996. The Parent Notes are redeemable at the option of HomeSide International, Inc. in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption prices. The indenture contains covenants that impose limitations and restrictions, including the maintenance of certain net worth and ratio requirements. In addition, the Parent Notes are secured by a second priority pledge of the common stock of HomeSide Lending. HomeSide International, Inc. is in compliance with all net worth and ratio requirements included in the indenture relating to the Parent Notes. HomeSide International, Inc. used a portion of the proceeds from its February 5, 1997 offering of common stock to pre-pay $70.0 million of the Parent Notes at a premium of $7.9 million. The amount outstanding at March 31, 1998 is $ 130.0 million. As a result of the merger with the National, a fair value adjustment of $23.4 million is included in the balance of the Parent Notes at March 31, 1998.

     As of March 31, 1998, outstanding medium-term notes issued by HomeSide Lending, under a $1.5 billion shelf registration statement were as follows (in thousands):

 Issue Date        Outstanding Balance  Stated Interest Rate  Maturity Date

May 20, 1997                 $250,000          6.890%         May 15, 2000
June 30, 1997                 200,000          6.883%         June 30, 2002
June 30, 1997                  40,000          6.820%         July    2, 2001
July 1, 1997                   15,000          6.860%         July    2, 2001
July 31, 1997                 200,000          6.818%         August 1, 2004
September 15, 1997             45,000          6.770%         September 17, 2001
March 19, 1998                 60,000          5.688%         March 20, 2000
                        --------------
  Total                      $810,000
                        ==============

     As of March 31, 1998, $650.0 million of the outstanding medium-term notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rates on medium-term borrowings issued for the period from February 11, 1998 to March 31, 1998, including the effect of the interest rate swap agreements, was 6.071% . Net proceeds from the issuance were primarily used to reduce the amounts outstanding under the bank credit agreement. Amounts were subsequently reborrowed under the bank credit facility to fund the early pool buyout program. As a result of the merger with the National, a fair value adjustment of $1.8 million is included in the balance of medium-term notes at March 31, 1998.

     In connection with the acquisition of BancBoston Mortgage Corporation, HomeSide Lending assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.5%. HomeSide Lending's main office building is pledged as collateral for the mortgage note payable. A purchase accounting premium was recorded in connection with HomeSide Lending assuming the mortgage note payable. As a result of the merger with the National, a fair value adjustment of $4.2 million is included in the balance of the mortgage-note payable. The balance of the mortgage payable at March 31, 1998 was $26.5 million.

5.  SUBSEQUENT EVENTS

    On April 1, 1998, HomeSide Lending entered into an agreement with Banc One Mortgage Corporation ("Banc One") to acquire the mortgage servicing assets of Banc One. HomeSide Lending and Banc One have also entered into a Preferred
Partner agreement, whereby Banc One will sell a significant portion of its residential mortgage loans to HomeSide Lending over the next five years. The total purchase consideration is $201.0 million cash. The mortgage servicing rights acquired relate to mortgage servicing loans of approximately $18 billion. The transaction is subject to regulatory approvals and is expected to close in the second calendar quarter of 1998.

    On April 6, 1998, the Company signed an agreement with NationsBank Corporation ("NationsBank") whereby NationsBank agreed to sell HomeSide Lending a national wholesale mortgage loan network which was formerly owned by Barnett Banks, Inc.

    On April 24, 1998, an additional $125.0 million of 5.788% medium term notes maturing on April 24, 2001 were issued by HomeSide Lending under the Shelf Registration Statement. Interest is payable quarterly in arrears on January 24, April 24, July 24 and October 24 of each year, commencing on July 24, 1998. Net proceeds were used for working capital and general corporate purposes.

    Effective April 30, 1998, HomeSide, Inc., the Parent, amended its charter to change its name to HomeSide International, Inc.

     As a result of NationsBank's acquisition of Barnett Banks, Inc., NationsBank and the Company entered into an agreement, subsequently amended, to release Barnett from a five year agreement to sell certain of its mortgage loans to HomeSide Lending. In consideration, the Company received an increase in the weighted average servicing fee for Barnett portfolio loans currently serviced and a cash payment.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    HomeSide Lending is one of the largest full service residential mortgage banking companies in the United States, formed through the acquisition of the mortgage banking operations of BankBoston, N.A., formerly known as The First National Bank of Boston ("BankBoston"), and Barnett Banks, Inc. ("Barnett"). HomeSide Lending's strategy emphasizes variable cost mortgage origination and low cost servicing. Headquartered in Jacksonville, Florida, HomeSide Lending ranks as the 5th largest originator and the 6th largest servicer in the United States for calendar year 1997 based on data published by Inside Mortgage Finance.

    HomeSide Lending plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide Lending intends to pursue additional loan portfolio acquisitions and strategic origination relationships similar to the existing BankBoston and Banc One relationships.

    On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide International, Inc. As consideration, the National paid $27.825 per share for all of the outstanding common stock and paid $17.7 million cash to retire all outstanding stock options. The total purchase price was approximately $1.2 billion. The transaction was accounted for as a purchase. As a result, all assets and liabilities were recorded at their fair value on February 11, 1998, and the purchase price in excess of the fair value of net assets acquired of $713.6 million was recorded as goodwill. Following the transaction described above, the National now owns 100% of the Parent's common stock and the Parent has become an indirect wholly-owned subsidiary of the National.

    As a result of the merger with the National, HomeSide Lending adopted a fiscal year end of September 30 to conform to the fiscal year of the National. Accordingly, comparative financial statements for the same period in the prior year have not been presented. Instead, a comparison of the period of the prior year that most closely corresponds to the present period is presented. HomeSide Lending's operating results are not directly comparable to its historical operating results due, in part, to different balance sheet valuations (estimated fair value as compared to historical cost). In addition, because HomeSide Lending's operating results are produced and managed on a quarterly basis, it is not practicable to furnish a period prior to February 11, 1998 that corresponds to any period other than the period(s) reported according to the Company's prior fiscal year periods. Therefore, the prior year period from December 1, 1997 to February 10, 1998 has been presented in accordance with Regulation 15d-10(e)(4).


     Operating results for the period from February 11, 1998 to March 31, 1998, the predecessor period from December 1, 1997 to February 10, 1998 and the predecessor period from September 1, 1997 to February 10, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report which is incorporated by reference in the Form 10-K for the fiscal year ended February 10, 1998 of HomeSide Lending.

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

    The  following   information  regarding  loan  production  activities  for
HomeSide Lending is presented to aid in understanding the results of operations and financial condition of HomeSide Lending for the period from February 11, 1998 to March 31, 1998 and the predecessor periods from December 1, 1997 to February 10, 1998, September 1, 1997 to February 10, 1998, December 1, 1996 to February 28, 1997 and September 1, 1996 to February 28, 1997 (in millions):


                               For the Period     For the Period      For the Period      For the Period      For the Period
                               From February      From December       From December       From September      From September
                               11, 1998 to        1, 1997 to          1, 1996 to          1, 1997 to          1, 1996 to
                               March 31, 1998     February 10, 1998   February 28, 1997   February 10, 1998   February 28, 1997

Correspondent                        $2,325            $2,970              $3,021              $6,280              $6,270
Co-issue                              1,488             1,162               2,610               2,907               4,595
Broker                                  372               290                 300                 609                 468
                                    --------          --------            --------            --------            --------
Total wholesale                       4,185             4,422               5,931               9,796              11,333
Direct                                   97                87                 134                 193                 273
                                    --------          --------            --------            --------            --------
Total production                      4,282             4,509               6,065               9,989              11,606
Bulk acquisitions                         2               380                   -               1,465                   -
                                    --------          --------            --------            --------            --------

Total production and acquisitions    $4,284            $4,889              $6,065             $11,454             $11,606
                                    ========         =========            ========            ========            ========


    Total loan production, excluding bulk acquisitions, was $4.3 billion for the period from February 11, 1998 to March 31, 1998 compared to $4.5 billion for the predecessor period from December 1, 1997 to February 10, 1998 and $6.1 billion for the predecessor period from December 1, 1996 to February 28, 1997. Loan production for the predecessor period from September 1, 1997 to February 10, 1998, excluding bulk acquisitions, totaled $10.0 billion while loan production for the predecessor period from September 1, 1996 to February 28, 1997, excluding bulk acquisitions, totaled $11.6 billion. Production increases were primarily due to growth in HomeSide Lending's correspondent lending and broker channels. HomeSide Lending also made bulk servicing acquisitions of $2.0 million during the period from February 11, 1998 to March 31, 1998, compared to $380 million for the predecessor period from December 1, 1997 to February 10, 1998 and $1.5 billion during the predecessor period from September 1, 1997 to February 10, 1998.

    HomeSide Lending continues to examine a number of ways to diversify and grow revenue sources from its existing and new customer base. As part of this effort, HomeSide Lending has announced an alliance with a sub-prime mortgage lender, which allows HomeSide Lending to offer additional mortgage-related products to the production network. HomeSide Lending then sells the loans, servicing released, to its strategic partners. The subprime lending unit began operations in January 1998.

    On April 1, 1998,  HomeSide  Lending entered into an agreement with Banc
One Mortgage Corporation ("Banc One") to acquire the mortgage servicing assets of Banc One. HomeSide Lending and Banc One have also entered into a Preferred Partner agreement, whereby Banc One will sell a significant portion of its residential mortgage loans to HomeSide over the next five years. The total purchase consideration is $201.0 million cash. The mortgage servicing rights acquired relate to mortgage servicing loans of approximately $18.0 billion. The transaction is subject to regulatory approvals and is expected to close in the second calendar quarter of 1998.

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

    The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide Lending for the period from February 11, 1998 to March 31, 1998 and the predecessor periods from December 1, 1997 to February 10, 1998, September 1, 1997 to February 10, 1998, December 1, 1996 to February 28, 1997 and September 1, 1996 to February 28, 1997 (in millions):


                          For the Period From  For the Period From   For the Period From   For the Period From  For the Period From
                          February 11, 1998    December 1, 1997      December 1, 1996      September 1, 1997    September 1, 1996
                          to March 31, 1998    to February 10, 1998  to February 28, 1998  to February 10,1998  to February 28, 1997
                          -----------------    --------------------  --------------------  -------------------  --------------------

Balance at beginning of
     period                          $98,906            $97,783                $87,713             $95,429               $84,819
Additions                              4,284              4,920                  6,064              11,454                11,308

Scheduled amortization                   319                437                    557                 971                 1,051
Prepayments                            3,820              3,210                  1,674               6,330                 3,203
Foreclosures                             129                150                    141                 370                   247
Sales of servicing                        40                  -                  2,187(a)             306                 2,408
                                  -----------------    ---------------         --------------      --------------      -------------
     Total reductions                  4,308              3,797                  4,559               7,977                 6,909
                                  =================    ===============         ==============      ==============      =============
Balance at end of period             $98,882            $98,906                $89,218             $98,906               $89,218
                                  =================    ===============         ==============      ==============      =============
(a)  Includes  $1.9  billion in  servicing  sold as part of the sale of Honolulu
     Mortgage Company.

      The number of loans serviced at March 31, 1998 was 1,165,587 compared to 1,070,000 at February 28, 1997. HomeSide Lending's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale. A key to HomeSide Lending's future growth is the proprietary servicing software purchased from Barnett. This system will allow HomeSide Lending to double the number of loans serviced on a single system. Over half of the servicing portfolio is serviced on the proprietary system. The transfer of the remaining portfolio is expected to occur by the end of calendar year 1998.


Results of Operations

For the period from February 11, 1998 to March 31, 1998 compared to the predecessor period from December 1, 1997 to February 10, 1998 and the predecessor period from December 1, 1996 to February 28, 1997

   Summary

     HomeSide Lending's net income was $6.9 million for the period from February 11, 1998 to March 31, 1998 compared to $17.9 million for the predecessor period from December 1, 1997 to February 10, 1998 and $18.0 million for the predecessor period from December 1, 1996 to February 28, 1997. Total revenues for the period from February 11, 1998 to March 31, 1998 were $46.2 million compared to $65.3 million for the predecessor period from December 1, 1997 to February 10, 1998 and $68.8 million for the predecessor period from December 1, 1996 to February 28, 1997. The annualized increases in net income and revenues for the period from February 11, 1998 to March 31, 1998 compared to the predecessor period from December 1, 1997 to February 10, 1998 and the predecessor period from December 1, 1996 to February 28, 1997 were primarily attributable to increases in net servicing revenue, net mortgage origination revenue, and net interest revenue. Total expenses increased on an annualized basis as a result of amortization expense of $4.9 million related to the goodwill associated with the merger with the National (see Note 1). The increase in net servicing revenue on an annualized basis was mainly a result of a $9.7 billion increase in the servicing portfolio to $98.9 billion at March 31, 1998 from $89.2 billion at February 28, 1997. Net mortgage origination revenue increased on an annualized basis due to loan production volume increases. Net interest revenue increased primarily as a result of reduced borrowing costs from the bank line of credit from improved credit ratings and the issuance of medium-term notes which expanded borrowing capacity.

    Net Servicing Revenue

      Net servicing revenue was $26.6 million for the period from February 11, 1998 to March 31, 1998 compared to $36.7 million for the predecessor period from December 1, 1997 to February 10, 1998 and $45.4 million for the predecessor period from December 1, 1996 to February 28, 1997. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

     Mortgage servicing fees totaled $63.6 million for the period from February 11, 1998 to March 31, 1998 compared to $84.9 million for the predecessor period from December 1, 1997 to February 10, 1998 and $94.8 million for the predecessor period from December 1, 1996 to February 28, 1997. The servicing portfolio increased to $98.9 billion at March 31, 1998 compared to $89.2 billion at February 28, 1997, an 11% increase. HomeSide Lending's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.82% at March 31, 1998, 7.85% at February 10, 1998 and 7.92% at February 28, 1997. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.463% for the period from February 11, 1998 to March 31, 1998, 0.444% for the predecessor period from December 1, 1997 to February 10, 1998, and 0.423% for the predecessor period from December 1, 1996 to February 28, 1997. The increase in the weighted average servicing fee was due to growth of ancillary revenues including late fees and other mortgage-related products and higher proportions of government loans serviced which typically have a higher servicing fee. Amortization expense was $37.0 million for the period from February 11, 1998 to March 31, 1998 compared to $48.2 million for the predecessor period from December 1, 1997 to February 10, 1998 and $49.4 million for the predecessor period from December 1, 1996 to February 28, 1997. Amortization expense on an annualized basis increased mainly as a result of a higher average balance of mortgage servicing rights and a decrease of 0.59% in average mortgage interest rates from February 28, 1997 to March 31, 1998.

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

     Net interest revenue totaled $4.6 million for the period from February 11, 1998 to March 31, 1998, compared to $2.1 million for the predecessor period from December 1, 1997 to February 10, 1998 and $0.9 million for the predecessor period from December 1, 1996 to February 28, 1997. Increases in net interest revenue were primarily due to improved funding rates obtained through improved credit ratings, the issue of medium-term notes and the adoption of an early pool buyout program. HomeSide Lending has issued a total of $810.0 million of medium-term notes to the public market at an average cost of 6.071% as of March 31, 1998. The proceeds were used to pay down existing bank debt, increasing HomeSide Lending's borrowing capacity. An immediate benefit of this increased borrowing capacity was the initiation of an early pool buyout program, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide Lending incurs.

   Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

     Net mortgage origination revenue was $14.3 million for the period from February 11, 1998 to March 31, 1998 compared to $26.0 million for the predecessor period from December 1, 1997 to February 10, 1998 and $22.5 million for the predecessor period from December 1, 1996 to February 28, 1997. The increase in net mortgage origination revenue on an annualized basis reflects an increase in loan production volumes, primarily through HomeSide Lending's correspondent lending and broker channels, and an increase in gains from secondary marketing activities.

   Salaries and Employee Benefits

      Salaries and employee benefits expense was $14.6 million for the period from February 11, 1998 to March 31, 1998 compared to $16.9 million for the predecessor period from December 1, 1997 to February 10, 1998 and $19.7 million for the predecessor period from December 1, 1996 to February 28, 1997. The average number of full-time equivalent employees was 1,968 for the period from February 11, 1998 to March 31, 1998 compared to 1,891 for the predecessor period from December 1, 1997 to February 10, 1998 and 1,689 for the predecessor period from December 1, 1996 to February 28, 1997.

   Occupancy and Equipment Expense

     Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide Lending's premises and equipment. Occupancy and equipment expense for the period from February 11, 1998 to March 31, 1998 was $2.4 million compared to $3.6 million for the predecessor period from December 1, 1997 to February 10, 1998 and $3.5 million for the predecessor period from December 1, 1996 to February 28, 1997. The increase in expense on an annualized basis was mainly due to the increase in information systems costs required to handle the growing mortgage servicing portfolio.

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

      Servicing losses on investor-owned loans and foreclosure-related expenses totaled $1.8 million for the period from February 11, 1998 to March 31, 1998 compared to $6.3 million for the predecessor period from December 1, 1997 to February 10, 1998 and $5.0 million for the predecessor period from December 1, 1996 to February 28, 1997. The annualized increase was largely attributable to the growth of the servicing portfolio resulting from loan production and increased foreclosure losses.

      Included in the balance of accounts payable and accrued liabilities at March 31, 1998 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide Lending's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide Lending has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

The following table sets forth HomeSide Lending's delinquency and foreclosure experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                                    At          Predecessor At
                                              March 31, 1998  February 28, 1997
Servicing Portfolio Delinquencies,
 excluding bankruptcies (at end of period)
          30 days                                  3.20%             3.27%
          60 days                                  0.67%             0.69%
          90+ days                                 0.61%             0.54%
                                              =============      ============
               Total past due                      4.48%             4.50%
                                              =============      ============

          Foreclosures pending                     0.80%             0.72%
                                              =============      ============


   Other Expenses

      Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide Lending's mortgage servicing portfolio and loan production volumes.

     Other expenses were $8.0 million for the period from February 11, 1998 to March 31, 1998 compared to $9.0 million for the predecessor period from December 1, 1997 to February 10, 1998 and $11.7 million for the predecessor period from December 1, 1996 to February 28, 1997. The increase on an annualized basis in other expenses was primarily due to amortization expense for goodwill associated with the National acquisition of $4.9 million for the period from February 11, 1998 to March 31, 1998.

   Income Tax Expense

     HomeSide Lending's income tax expense was $7.5 million for the period from February 11, 1998 to March 31, 1998 compared to $11.4 million for the predecessor period from December 1, 1997 to February 10, 1998 and $10.9 million for the predecessor period from December 1, 1996 to February 28, 1997. The effective income tax rate for the period from February 11, 1998 to March 31, 1998 was 52% compared to 39% for the predecessor period from December 1, 1997 to February 10, 1998 and 38% for the predecessor period from December 1, 1996 to February 28, 1997, due to the tax effects of goodwill as a result of the merger with the National.

Results of Operations

For the period from February 11, 1998 to March 31, 1998 compared to the predecessor period from September 1, 1997 to February 10, 1998 and the predecessor period from September 1, 1996 to February 28, 1997

   Summary

     HomeSide Lending's net income was $6.9 million for the period from February 11, 1998 to March 31, 1998 compared to $40.7 million for the predecessor period from September 1, 1997 to February 10, 1998 and $34.3 million for the predecessor period from September 1, 1996 to February 28, 1997. Total revenues for the period from February 11, 1998 to March 31, 1998 were $46.2 million compared to $140.9 million for the predecessor period from September 1, 1997 to February 10, 1998 and $136.9 million for the predecessor period from September 1, 1996 to February 28, 1997. The annualized increases in net income and revenues for period from February 11, 1998 to March 31, 1998 compared to the predecessor period from September 1, 1997 to February 10, 1998 and the predecessor period from September 1, 1996 to February 28, 1997 were primarily attributable to increases in net servicing revenue, net mortgage origination revenue, and net interest revenue. Total expenses increased on an annualized basis as a result of amortization expense related to the goodwill associated with the merger with the National (see Note 1). The increase in net servicing revenue on an annualized basis was mainly a result of a $9.7 billion increase in the servicing portfolio to $98.9 billion at March 31, 1998 from $89.2 billion at February 28, 1997. Net mortgage origination revenue increased on an annualized basis due to loan production volume increases. Net interest revenue increased on an annualized basis primarily as a result of reduced borrowing costs from the bank line of credit from improved credit ratings and the issuance of medium-term notes which expanded borrowing capacity.

    Net Servicing Revenue

      Net servicing revenue was $26.6 million for the period from February 11, 1998 to March 31, 1998 compared to $86.3 million for the predecessor period from September 1, 1997 to February 10, 1998 and $87.7 million for the predecessor period from September 1, 1996 to February 28, 1997. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

     Mortgage servicing fees totaled $63.6 million for the period from February 11, 1998 to March 31, 1998 compared to $192.5 million for the predecessor period from September 1, 1997 to February 10, 1998 and $185.2 million for the predecessor period from September 1, 1996 to February 28, 1997. The servicing portfolio increased to $98.9 billion at March 31, 1998 compared to $89.2 billion at February 28, 1997, an 11% increase. HomeSide Lending's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.82% at March 31, 1998, 7.85% at February 10, 1998 and 7.92% at February 28, 1997. The
weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.463% for the period from February 11, 1998 to March 31, 1998 compared to 0.444% for the predecessor period from September 1, 1997 to February 10, 1998 and 0.421% for the predecessor period from September 1, 1996 to February 28, 1997. The increase in the weighted average servicing fee was due to growth of ancillary revenues including late fees and other mortgage-related products and higher proportions of government loans serviced which typically have a higher servicing fee. Amortization expense was $37.0 million for the period from February 11, 1998 to March 31, 1998 compared to $106.2 million for the predecessor period from September 1, 1997 to February 10, 1998 and $97.5 million for the predecessor period from September 1, 1996 to February 28, 1997. The amortization expense increased on an annualized basis mainly as a result of a higher average balance of mortgage servicing rights and a decrease of .59% in average mortgage interest rates from February 28, 1997 to March 31, 1998.

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

      Overall borrowing costs also fluctuate with changes in interest rates. Currently, the interest expense HomeSide Lendng pays to finance mortgage loans held for sale and other net assets is generally calculated with reference to short-term interest rates. In addition, because mortgage loans held for sale earn interest based on longer term interest rates, the level of net interest revenue is also influenced by the spread between long-term and short-term interest rates.

     Net interest revenue totaled $4.7 million for the period from February 11, 1998 to March 31, 1998 compared to $7.3 million for the predecessor period from September 1, 1997 to February 10, 1998 and $10.0 million for the predecessor period from September 1, 1996 to February 28, 1997. Increases in net interest revenue on an annualized basis were primarily due to improved funding rates obtained through improved credit ratings, the issue of medium-term notes and the adoption of an early pool buyout program. HomeSide Lending has issued a total of $810.0 million of medium-term notes to the public market at an average cost of 6.071% as of March 31, 1998. The proceeds were used to pay down existing bank debt, increasing HomeSide Lending's borrowing capacity. An immediate benefit of this increased borrowing capacity was the initiation of an early pool buyout program, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide Lending incurs.

   Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

     Net mortgage origination revenue was $14.3 million for the period from February 11, 1998 to March 31, 1998 compared to $46.7 million for the predecessor period from September 1, 1997 to February 10, 1998 and $39.0 million for the predecessor period from September 1, 1996 to February 28, 1997. The increase in net mortgage origination revenue on an annualized basis reflects an increase in loan production volumes, primarily through HomeSide Lending's correspondent lending and broker channels, and an increase in gains from secondary marketing activities.

   Salaries and Employee Benefits

      Salaries and employee benefits expense was $14.6 million for the period from February 11, 1998 to March 31, 1998 compared to $36.1 million for the predecessor period from September 1, 1997 to February 10, 1998 and $40.3 million for the predecessor period from September 1, 1996 to February 28, 1997. The average number of full-time equivalent employees was 1,968 for the period from February 11, 1998 to March 31, 1998 compared to 1,848 for the predecessor period from September 1, 1997 to February 10, 1998 and 1,698 for the predecessor period from September 1, 1996 to February 28, 1997.

   Occupancy and Equipment Expense

     Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide Lending's premises and equipment. Occupancy and equipment expense was $2.4 million for the period from February 11, 1998 to March 31, 1998 compared to $7.8 million for the predecessor period from September 1, 1997 to February 10, 1998 and $6.8 million for the predecessor period from September 1, 1996 to February 28, 1997. The increase in expense on an annualized basis was mainly due to the increase in information systems costs required to handle the growing mortgage servicing portfolio.

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

     Servicing losses on investor-owned loans and foreclosure-related expenses totaled $1.8 million for the period from February 11, 1998 to March 31, 1998 compared to $11.5 million for the predecessor period from September 1, 1997 to February 10, 1998 and $9.9 million for the predecessor period from September 1, 1996 to February 28, 1997. The increase on an annualized basis was largely attributable to the growth of the servicing portfolio resulting from loan production and increased foreclosure losses.

      Included in the balance of accounts payable and accrued liabilities at March 31, 1998 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide Lending's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide Lending has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

The following table sets forth HomeSide Lending's delinquency and foreclosure experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                                  At          Predecessor At
                                            March 31, 1998  February 28, 1997
Servicing Portfolio Delinquencies,
 excluding bankruptcies (at end of period)
          30 days                                3.20%            3.27%
          60 days                                0.67%            0.69%
          90+ days                               0.61%            0.54%
                                            ==============   ==============
               Total past due                    4.48%            4.50%
                                            ==============   ==============

          Foreclosures pending                   0.80%            0.72%
                                            ==============   ==============


   Other Expenses

      Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide Lending's mortgage servicing portfolio and loan production volumes.

     Other expenses were $8.0 million for the period from February 11, 1998 to March 31, 1998 compared to $18.5 million for the predecessor period from September 1, 1997 to February 10, 1998 and $22.9 million for the predecessor period from September 1, 1996 to February 28, 1997. The increase on an annualized basis in other expenses was primarily due to amortization expense for goodwill associated with the National merger of $4.9 million for the period from February 11, 1998 to March 31, 1998.

   Income Tax Expense

      HomeSide Lending's income tax expense was $7.5 million million for the period from February 11, 1998 to March 31, 1998 compared to $26.0 million for the predecessor period from September 1, 1997 to February 10, 1998 and $22.3 million for the predecessor period from September 1, 1996 to February 28, 1997. The effective income tax rate for the period from February 11, 1998 to March 31, 1998 was 52% compared to 39% for the predecessor periods from September 1, 1997 to February 10, 1998 and from September 1, 1996 to February 28, 1997, due to the tax effects of goodwill as a result of the merger with the National.

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

     During the period from February 11, 1998 to March 31, 1998, HomeSide Lending utilized options on U.S. Treasury bond futures and U.S. Treasury bond futures to protect a significant portion of the market value of its mortgage servicing portfolio from a decline in value. The risk management contracts used by HomeSide Lending have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management contracts tend to decline in value as interest rates rise. Accordingly, changes in value of these risk management instruments will tend to move inversely with changes in value of HomeSide Lending's mortgage servicing rights.

     These risk management instruments are designated as hedges on the purchase date and such designation is at a level at least as specific as the level at which mortgage servicing rights are evaluated for impairment. The risk management instruments are marked-to-market with changes in market value deferred and applied as an adjustment to the basis of the related mortgage servicing right asset being hedged. As a result, any changes in market value that are deferred are amortized and evaluated for impairment in the same manner as the related mortgage servicing rights. The effectiveness of HomeSide Lending's hedging activity can be measured by the correlation between changes in the values of the risk management instruments and changes in the value of HomeSide Lending's mortgage servicing rights. This correlation is assessed on a quarterly basis to ensure that high correlation is maintained over the term of the hedging program. During the periods presented, HomeSide Lending has experienced a high measure of correlation between changes in the value of mortgage servicing rights and the risk management contracts. However, in periods of rising interest rates, the increase in value of mortgage servicing rights may outpace the decline in value of the options included in the hedge position, because the loss on the options is limited to the premium paid.

     During the period from February 11, 1998 to March 31, 1998, deferred gains and losses on risk management contracts resulted in net deferred hedge loss of $33.1 million. As of March 31, 1998, net deferred gains of $6.4 million are included in the carrying value of mortgage servicing rights. The increase in the estimated fair value of the mortgage servicing rights approximated the net losses on risk management contracts for this period. HomeSide Lending's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management contracts at March 31, 1998 was ($14.7) million, which was equal to their carrying amount because they are marked-to-market at each reporting date.

Liquidity and Capital Resources

      The Company's principal financing needs are the financing of loan origination activities and the investment in mortgage servicing rights. To meet these needs, the Company currently utilizes funding from an independent syndicate of banks, including a warehouse credit facility and a servicing-related facility, medium-term notes and cash flow from operations. HomeSide Lending continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include methods designed to expand the Company's financial capacity and reduce its cost of capital. In addition, to facilitate the sale and distribution of certain mortgage products, HomeSide Mortgage Securities, Inc., a wholly-owned subsidiary of HomeSide Lending, may continue to issue mortgage-backed securities.

      Operations
     Net cash used in operations for the period from February 11, 1998 to March 31, 1998 was $234.7 million. The primary uses of cash in operations were to fund loan originations and pay corporate expenses. These uses of cash were offset by cash provided from servicing fee income, loan sales and principal repayments. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Decreases in long-term interest rates generally result in higher loan refinancing activity, which results in higher cash demands to meet increased loan production levels. Higher cash demands to meet increased loan production levels are primarily met through borrowings and loan sales.

      Investing
    Net cash used in investing activities was $226.9 million for the period from February 11, 1998 to March 31, 1998. Cash used in investing activities was for the purchase and origination of mortgage servicing rights and for funding the early pool buyout program. These uses of cash were offset by net proceeds from risk management contracts. Other assets decreased $24.2 million to $51.3 million at March 31, 1998 from $75.5 million at February 11, 1998 primarily as a result of a decrease in HomeSide Lending's hedge assets. Early pool buyout advances totaled $448.9 million at March 31, 1998. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide Lending's hedging needs. Except for the Banc One acquisition (see Note 5), HomeSide Lending is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur. HomeSide Lending will fund the Banc One acquisition under existing medium-term note borrowing capacity.

     Financing
   Net cash provided by financing activities was $443.5 million for the period from February 11, 1998 to March 31, 1998. The primary source of cash from financing activities during the period from February 11, 1998 to March 31, 1998 was $60.0 million from the issuance of medium-term notes and net borrowings of $383.8 from HomeSide Lending's line of credit.

    During the period from February 11, 1998 to March 31, 1998, net cash used in operations was $234.7 million, net cash used in investing activities was $226.9 million and net cash provided by financing activities was $443.5 million, resulting in a net decrease in cash of $18.1 million. HomeSide Lending expects that to the extent cash generated from operations is inadequate to meet its liquidity needs, those needs can be met through financing from its bank credit facility and other facilities which may be entered into from time to time, as well as from the issuance of debt securities in the public markets. Accordingly, HomeSide Lending does not currently anticipate that it will make sales of servicing rights to any significant degree for the purpose of generating cash. Nevertheless, in addition to its cash and mortgage loans held for sale balances, HomeSide Lending's portfolio of mortgage servicing rights provides a potential source of funds to meet liquidity requirements, especially in periods of rising interest rates when loan origination volume slows. Repurchase agreements also provide an alternative to the bank line of credit for mortgages held for sale. Future cash needs are highly dependent on future loan production and servicing results, which are influenced by changes in long-term interest rates.

Year 2000 Compliance

     HomeSide Lending uses and is dependent upon a significant number of computer software programs and operating systems to conduct its business. Such programs and systems include those developed and maintained by HomeSide Lending, software and systems purchased from outside vendors and software and systems used by HomeSide Lending's third party providers. HomeSide Lending has initiated a review and assessment of all hardware and software to determine whether it will function properly in the Year 2000. It is anticipated that some level of modification or replacement of hardware and software will be necessary in order to make HomeSide Lending's systems "Year 2000 Compliant." HomeSide Lending presently estimates these remediation costs to total approximately $15.0 million. Remediation costs are expected to be expensed as incurred, with the exception of new software purchases, which will be capitalized. The Company has not incurred significant remediation costs prior to March 31, 1998. Year 2000 remediation costs are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. In addition, HomeSide Lending has relationships with vendors, customers and other third parties that rely on software and systems that may not be Year 2000 compliant. With respect to such third parties, Year 2000 compliance matters will not be within HomeSide Lending's direct control. There can be no assurance that Year 2000 compliance failures by such third parties will not have a material adverse effect on HomeSide Lending's results of operations.


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


ITEM 6.  Exhibits and Reports on Form 8-K

    (a) The following documents are filed as a part of this Report:

              Number       Description
                  12       Computation of the Ratio of Earnings to Fixed Charges
                  27       Financial Data Schedule

    (b)   Reports on form 8-K

         HomeSide Lending filed a report on Form 8-K dated February 25, 1998, Items 1 and 7, including Unaudited Consolidated Pro Forma Balance Sheet and Income Statements. HomeSide Lending filed reports on form 8-K dated April 3, 1998, April 15, 1998 and May 8, 1998, each on Item 5.







                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HomeSide Lending, Inc.
                               (Registrant)

Date: March 15, 1998           By:   /s/Joe K. Pickett_____
                                     -----------------
                                     Joe K. Pickett
                               Chairman and Chief Executive Officer


Date: March 15, 1998           By:  /s/Kevin D. Race_____
                                    ----------------
                                     Kevin D. Race
                               Executive Vice President, Chief Financial
                               Officer and Accounting Officer