Form 10-Q
period 1998-12-31
HOMESIDE LENDING INC
filed 1999-02-12
CIK 1031258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

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

           Class                    Outstanding at February 12, 1998

Common stock $1.00 par value                  100 shares











                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             HOMESIDE LENDING, INC.
                           CONSOLIDATED BALANCE SHEETS

                    (Dollars in Thousands, Except Share Data)


(Unaudited)
                                                              December 31, 1998         September 30, 1998
                                                              -----------------         ------------------
      ASSETS
      Cash and cash equivalents                                     $    92,008                 $   35,008
      Mortgage loans held for sale, net                               2,216,981                  2,048,989
      Mortgage servicing rights, net                                  2,162,452                  1,766,214
      Early pool buyout advances                                        487,027                    759,579
      Accounts receivable, net                                          263,603                    272,005
      Premises and equipment, net                                        50,502                     45,657
      Goodwill, net                                                     669,026                    677,049
      Other assets                                                      119,320                    115,654
                                                             -------------------         ------------------

      Total Assets                                                   $6,060,919                 $5,720,155
                                                             ===================         ==================

      LIABILITIES AND STOCKHOLDER'S EQUITY

      Notes payable                                                  $3,022,367                 $2,749,000
      Accounts payable and accrued liabilities                          309,949                    236,940
      Deferred income taxes                                             209,090                    192,781
      Long-term debt                                                  1,185,576                  1,185,926
                                                             -------------------         ------------------

      Total Liabilities                                               4,726,982                  4,364,647
                                                             -------------------         ------------------

      Stockholder's Equity:
      Common stock:
           Common stock, $1.00 par value, 100 shares authorized,
               issued and outstanding, all pledged as second
      priority                                                                -                         -
               collateral on the long-term debt of the Parent
      Additional paid-in capital                                       1,323,071                 1,322,387
      Retained earnings                                                   10,866                    33,121
                                                              ------------------          -----------------

      Total Stockholder's Equity                                       1,333,937                 1,355,508
                                                              ------------------          -----------------

      Total Liabilities and Stockholder's Equity                      $6,060,919                $5,720,155
                                                              ==================          =================

The accompanying notes are an integral part of these financial statements.


                             HOMESIDE LENDING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                             (Dollars in Thousands)

                                                                                  Predecessor
                                                         For the Three           For the Three
                                                          Months Ended           Months Ended
                                                        December 31, 1998       November 30, 1997
                                                        -----------------       -----------------
REVENUES:

Mortgage servicing fees                                       $ 133,197              $ 107,606
Amortization of mortgage servicing rights                       (82,947)               (58,004)
                                                       ------------------       ----------------
    Net servicing revenue                                        50,250                 49,602

Interest income                                                  46,175                 28,470
Interest expense                                                (29,719)               (23,349)
                                                       ------------------       ----------------
    Net interest revenue                                         16,456                  5,121

Net mortgage origination revenue                                 38,286                 20,676
Other income                                                      1,786                    220
                                                       ------------------       ----------------
    Total Revenues                                              106,778                 75,619


EXPENSES:

Salaries and employee benefits                                   34,514                 19,191
Occupancy and equipment                                           6,447                  4,262
Servicing losses on investor-owned loans
   and foreclosure-related expenses                               9,784                  5,171
Goodwill amortization                                             8,707                    154
Other expenses                                                   16,202                  9,463
                                                        ------------------      ----------------
    Total Expenses                                               75,654                 38,241

Income before income taxes                                       31,124                 37,378

Income tax expense                                               15,535                 14,577
                                                        ------------------      ----------------

Net income                                                     $ 15,589               $ 22,801
                                                        ==================      ================



The  accompanying  notes are an integral  part of these financial statements.


                             HOMESIDE LENDING, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (Dollars in Thousands)

                                                                                                       Predecessor
                                                                            For the Three              For the Three
                                                                             Months Ended              Months Ended
                                                                          December 31, 1998          November 30, 1997
                                                                          -----------------          -----------------
      CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

      Net income                                                                   $15,589                $   22,801

      Adjustments to  reconcile  net income to net cash  provided by  operating activities:
        Amortization of mortgage servicing rights                                   82,946                    58,004

        Depreciation and amortization                                               10,563                     2,829

        Servicing losses on investor-owned loans                                     3,673                     3,682

        Change in deferred income tax liability                                     16,309                    18,396

        Origination and purchase of loans held for sale, net of repayments        (167,992)                   44,914

        Change in accounts receivable                                                4,442                   (71,814)

        Change in other assets and accounts payable and accrued liabilities         62,101                   (16,891)




      CASH FLOWS (USED IN) PROVIDED BY  INVESTING ACTIVITIES:

      Purchase of premises and equipment, net                                       (6,457)                   (4,539)

      Acquisition of mortgage servicing rights                                    (254,234)                 (146,598)

      Net (purchases of) proceeds from risk management contracts                  (220,933)                  148,058

      Early pool buyout reimbursements                                             272,552                    56,689

                                                                                ------------              -----------
      Net cash (used in) provided by investing activities                         (209,072)                   53,610


      CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

      Net borrowings from (repayments to) banks                                 (1,031,899)                 (135,680)

      Issuance of commercial paper                                               1,308,367                       -

      Issuance of notes payable                                                      -                        45,000

      Payment of debt issue costs                                                    -                          (825)

      Repayment of long term debt                                                     (182)                     (154)

      Dividends paid to Parent                                                     (37,846)                   (7,313)

                                                                                -------------             ------------
      Net cash provided by (used in) by financing activities                       238,440                   (98,972)


      Net increase in cash and cash equivalents                                     57,000                    16,559

      Cash and cash equivalents at beginning of period                              35,008                        31

                                                                        ---------------------     ----------------------

      Cash and cash equivalents at end of period                                   $92,008                  $ 16,590

                                                                        =====================     ======================

      Supplemental disclosure of cash flow information:
      Interest paid                                                                $31,865                  $23,231

      Income taxes paid                                                            $14,953                  $(3,818)

      Cash received for reinstated loans from early pool buyout advances           $ 2,572                  $    -


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

     On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide International, Inc. (the "Parent") and HomeSide Lending, Inc. ("HomeSide Lending") adopted a fiscal year end of September 30 to conform to the fiscal year of the National. Accordingly, comparative financial statements for the same period in the prior year have not been presented. Instead, a comparison of the period of the prior year that most closely corresponds to the present period is presented. HomeSide Lending's operating results are not directly comparable to its historical operating results due, in part, to different balance sheet valuations (estimated fair value as compared to historical cost). In addition, because HomeSide Lending's operating results are produced and managed on a quarterly basis, it is not practicable to furnish a period prior to February 11, 1998 that corresponds to any period other than the period reported according to the predecessor's prior fiscal year periods.

     Operating  results for the three  months ended  December 31, 1998,  and the predecessor's three months ended November 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal period ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the period from February 11, 1998 to September 30, 1998 of HomeSide Lending, Inc.

2.  ORGANIZATION

     On December 11, 1995, HomeSide Lending was formed by an investor group, consisting of Thomas H. Lee Company and Madison Dearborn Partners (collectively, the "Investors"), and signed a definitive stock purchase agreement with The First National Bank of Boston ("BankBoston") for the purpose of acquiring certain assets and liabilities of the mortgage banking business owned by BankBoston. BankBoston (the "BBMC Predecessor") received cash and an ownership interest in HomeSide Lending . The transaction closed on March 15, 1996 and HomeSide Lending began operations on March 16, 1996.

     On May 31,  1996,  Barnett  Banks,  Inc.  ("Barnett")  sold  certain of its mortgage banking operations, primarily its servicing portfolio, mortgage servicing operations and proprietary mortgage banking software systems, to HomeSide Lending . Barnett received cash and an ownership interest in HomeSide Lending . The accompanying financial statements reflect the effects of both of these acquisitions. From May 31, 1996 until the 1997 public offering of common stock, the Investors, BankBoston and Barnett each owned approximately one-third of HomeSide Lending . Following the public offering, the Investors, BankBoston and Barnett owned in the aggregate approximately 79% of the outstanding common stock.

     On January 9, 1998, NationsBank Corporation, now BankAmerica, Corporation, acquired all the outstanding common stock of Barnett Banks, Inc.

     On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of the Parent. As consideration, the National paid $27.825 per share for all of the outstanding common stock and $17.7 million cash to retire all outstanding stock options. The total purchase price was approximately $1.2 billion. The National paid for the purchase with borrowed and available funds. The transaction was accounted for as a purchase. As a result, all assets and liabilities were recorded at their fair value on February 11, 1998, and the purchase price in excess of the fair value of net assets acquired of $713.6 million was recorded as goodwill. Following the transaction described above, the National now owns 100% of the Parent's common stock and the Parent has become an indirect wholly-owned subsidiary of the National. HomeSide Lending also adopted a fiscal year end of September 30 to conform to the fiscal year of the National.





3.  MORTGAGE SERVICING RIGHTS

The change in the balance of mortgage servicing rights was as follows (in thousands):


Balance, September 30, 1998                  $1,766,214
Additions                                       254,235
Sales of servicing                                   -
Deferred hedge loss                             224,950
Amortization                                    (82,947)
                                         ----------------

Balance, December 31, 1998                   $2,162,452
                                         ================



4.    NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                         Weighted Average        Interest Rate
                                                  Total Outstanding       At Period End        During the Period
                                                  -----------------      ----------------      -----------------
Commercial paper                                     $ 1,308,367              5.40%                 5.50%
Bank line of credit                                           -               5.99%                 5.55%
National Australia Bank unsecured facility             1,714,000              5.44%                 5.49%
                                                 ---------------------
  Total, December 31, 1998                           $ 3,022,367
                                                 =====================

Bank line of credit                                    $ 995,000              5.88%                 5.86%
National Australia Bank unsecured facility             1,754,000              5.66%                 5.67%
                                                 ---------------------
  Total, September 30, 1998                          $ 2,749,000
                                                 =====================


     On October 21, 1998, HomeSide Lending, Inc. established a $1.5 billion commercial paper program. The program is supported by the Company's bank line of credit and outstanding commercial paper reduces available borrowings under the bank line of credit. At December 31, 1998, a total of $1.3 billion of commercial paper was outstanding. The weighted average interest rate on commercial paper outstanding during the three months ended December 31, 1998 was 5.50%.

     On June 23, 1998, HomeSide Lending entered into an agreement for an unsecured revolving credit facility with the National. HomeSide can borrow up to $2.1 billion, subject to limits imposed by regulatory authorities. As of December 31, 1998, regulations limited the National's ability to lend funds to HomeSide Lending , a non-bank affiliate, to $1.8 billion. The interest rate is charged at the 30 day LIBOR rate. At December 31, 1998, this credit facility totaled $1.7 billion. The weighted average interest rate on outstanding borrowings under this facility during the three months ended December 31, 1998 was 5.49%.

     HomeSide Lending borrows funds on a demand basis from an independent syndicate of banks under a $2.0 billion credit facility which, at the request of HomeSide Lending, may be increased to $3.0 billion. The line of credit includes both a warehouse credit facility, which is limited to 98% of the fair value of eligible mortgage loans held for sale, and a servicing-related facility, which is capped at $950.0 million. Borrowings under the bank line of credit bear interest at rates per annum, based on, at HomeSide Lending's option (A) the highest of (i) the lead bank's prime rate, (ii) the secondary market rate of certificates of deposit plus 100 basis points and (iii) the federal funds rate in effect from time to time plus 0.5% or (B) various rates based on federal fund rates. On February 14, 2000, the line of credit will terminate. The credit agreement contains covenants that impose limitations and restrictions on HomeSide Lending, including requirements to maintain certain net worth and ratio requirements. Under certain circumstances set forth in the credit agreement, borrowings under the agreement become collateralized by HomeSide Lending's assets. HomeSide Lending is in compliance with all requirements included in the credit agreement. At December 31, 1998, there was no balance outstanding under the credit line. At September 30, 1998, the amount outstanding under the credit line, all of which was under the warehouse credit facility, was $1.0 billion.





5.  LONG-TERM DEBT

11.25 % Notes

      On May 14, 1996, the Parent issued $200.0 million of 11.25% notes (the "Parent Notes") maturing on May 15, 2003, and paying interest semiannually in arrears on May 15 and November 15 of each year. The Parent Notes are redeemable at the option of the Parent, in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption prices. The indenture contains covenants that impose limitations and restrictions, including requirements to maintain certain net worth and ratio requirements. In addition, the Parent Notes are secured by a second priority pledge of the common stock of HomeSide Lending. The Parent is in compliance with all net worth and ratio requirements included in the indenture relating to the Parent Notes. The Parent used a portion of the proceeds from its February 5, 1997 offering of common stock to pre-pay $70.0 million of the Parent Notes at a premium of $7.9 million. The amount outstanding at December 31, 1998 was $130.0 million. The balance of the Parent Notes at December 31, 1998, including the fair value adjustment resulting from the merger with the National, was $150.6 million.

Medium-term notes

        As of December 31, 1998, outstanding medium-term notes issued by HomeSide Lending under a $1.5 billion shelf registration statement were as follows (in thousands):

Issue Date                     Outstanding Balance            Coupon Rate              Maturity Date
----------                     -------------------            -----------              -------------

May 20, 1997                     $   250,000                     6.875%                May 15, 2000
June 30, 1997                        200,000                     6.875%                June 30, 2002
June 30, 1997                         40,000                     6.820%                July 2, 2001
July 1, 1997                          15,000                     6.860%                July 2, 2001
July 31, 1997                        200,000                     6.750%                August 1, 2004
September 15, 1997                    45,000                     6.770%                September 17, 2001
March 19, 1998                        60,000                     5.6875%               March 20, 2000
April 23, 1998                       125,000                     5.7875%               April, 24, 2001
May 22, 1998                         225,000                     6.200%                May 15, 2003
                              --------------------
  Total                          $ 1,160,000
                              ====================

      As of December 31, 1998,  $850.0  million of the  outstanding,  fixed rate medium-term notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rate on medium-term borrowings issued for the quarter ended December 31, 1998, including the effect of the interest rate swap agreements, was 5.87%. Net proceeds from the issuances were primarily used to reduce the amounts outstanding under the bank credit agreement and to fund a $16.6 billion portfolio acquisition from Banc One. The balance of the medium-term notes at December 31, 1998, including the fair value adjustment resulting from the merger with the National, was $1.2 billion.

Mortgage note payable

          In connection with the acquisition of BancBoston Mortgage Corporation, HomeSide Lending assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.5%. HomeSide Lending's main office building is pledged as collateral for the mortgage note payable. The balance of the mortgage payable at December 31, 1998, including the fair value adjustments resulting from the merger with the National, was $24.1 million.

6.  EARLY POOL BUYOUT ADVANCES AND SALES

        On November 30, 1998, HomeSide Lending formed a wholly-owned subsidiary, HomeSide Funding, Inc. ("HomeSide Funding"), whose sole purpose is to acquire delinquent loans from HomeSide Lending's servicing portfolio that are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. The purchases are funded through sales to a trust. HomeSide Funding is a non-consolidated, qualifying special purpose entity.

        In December 1998, HomeSide Lending entered into a Pooling and Servicing Agreement with Bank One Trust Company, N.A., as Trustee, and HomeSide Funding, as Transferor, pursuant to which approximately $191 million of delinquent mortgage loans were sold to HomeSide Funding. Subsequently, these loans were sold to the HomeSide Mortgage Loan Buyout Trust 1998-A. Residual amounts recorded as assets and gains and losses on sales of loans as a result of this transaction were immaterial.


7.    NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments and hedging activities by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, a derivative instrument may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, (b) a hedge of the exposure to variability in the cash flows of a recognized assets, liability or forecasted transaction or
(c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a forecasted transaction or a net investment in a foreign operation. This statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. Management has not yet determined the impact of this statement on the presentation of the financial statements of HomeSide Lending.

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



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      HomeSide Lending, Inc. (the "Company) is one of the largest full service residential mortgage banking companies in the United States. HomeSide Lending's strategy emphasizes variable cost mortgage origination, low cost servicing, and effective risk management. Headquartered in Jacksonville, Florida, HomeSide Lending ranks as the 9th largest originator and the 6th largest servicer in the United States at September 30, 1998, based on data published by Inside Mortgage Finance .

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

         As a result of the merger with the National, HomeSide Lending adopted a fiscal year end of September 30 to conform to the fiscal year of the National. Accordingly, comparative financial statements for the same period in the prior year have not been presented. Instead, a comparison of the period of the prior year that most closely corresponds to the present period is presented. HomeSide Lending's operating results are not directly comparable to its historical operating results due, in part, to different balance sheet valuations (estimated fair value as compared to historical cost). In addition, because HomeSide Lending's operating results are produced and managed on a quarterly basis, it is not practicable to furnish a period prior to February 11, 1998 that corresponds to any period other than the periods reported according to the predecessor's prior fiscal year periods. Therefore, the prior three months ended November 30, 1997 have been presented in accordance with Regulation 15d-10(e)(4).

        Operating results for the three months ended December 31, 1998 and the predecessor three months ended November 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal period from February 11, 1998 to September 30, 1998 of HomeSide Lending, Inc.

  Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which indicate future events and trends identify forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the Company's ability to grow which depends on its ability to obtain additional financing in the future for originating loans, investment in servicing rights, working capital, capital expenditure and general corporate purposes, (2) economic downturns may negatively affect the Company's profitability as the frequency of loan default tends to increase in such environments and (3) changes in interest rates may affect the volume of loan originations and acquisitions, the interest rate spread on loans held for sale, the amount of gain or loss on the sale of loans and the value of the Company's servicing portfolio. These risks and uncertainties are more fully detailed in the Company's filings with the Securities and Exchange Commission.

   Loan Production Activities

      As a multi-channel loan production lender, HomeSide Lending has one of the industry's largest correspondent lending production operations, a full-service brokered loan program and a national production center for consumer direct mortgage lending. HomeSide Lending also purchases servicing rights in bulk from time to time. By focusing on production channels with a variable cost structure, HomeSide Lending eliminates the fixed costs associated with traditional mortgage branch offices. Without the burden of high fixed cost origination overhead, HomeSide Lending is well positioned to weather a variety of interest rate environments.

      The following information regarding loan production activities for HomeSide Lending is presented to aid in understanding the results of operations and financial condition of HomeSide Lending for the three months ended December 31, 1998 and the predecessor's three months ended November 30, 1997 (in millions):

                                                                Predecessor
                                        For the Three          For the Three
                                        Months Ended           Months Ended
                                      December 31, 1998      November 30, 1997
                                      -----------------      -----------------

Correspondent                                $    5,298              $   3,310
Co-issue                                            872                  1,745
Broker                                            1,090                    319
                                      ------------------     ------------------
  Total wholesale                                 7,260                  5,374
Direct                                              323                    106
                                      ------------------     ------------------
  Total production                                7,583                  5,480
Bulk acquisitions                                 7,046                  1,085
                                      ------------------     ------------------
  Total production and acquisitions           $  14,629              $   6,565
                                      ==================     ==================


      Total loan production, excluding bulk acquisitions, was $7.6 billion for the three months ended December 31, 1998 compared to $5.5 billion for the predecessor three months ended November 30, 1997, a 38% increase. HomeSide Lending's correspondent lending and broker channels were the primary contributors to production volume increases. The correspondent lending channel volume increased 60% from the predecessor three months ended November 30, 1997 to the three months ended December 31, 1998. A primary contributor to the increase was the addition of Banc One as a Preferred Partner on June 5, 1998. As a Preferred Partner, Banc One will sell a significant portion of the residential mortgage loans it originates to HomeSide Lending for five years.

         On May 29, 1998, HomeSide Lending also purchased the operations of NationsBank's subsidiary Loan America, a national broker network. This purchase is contributing to HomeSide Lending's expansion of its broker network, a production channel that is key to HomeSide Lending's variable cost origination strategy. The broker channel volume increased 242% from the three months ended November 30, 1997 to the three months ended December 31, 1998.

      The interest rate environment has significantly affected the size of the mortgage origination market. When interest rates decline, increasing numbers of mortgagees refinance their loans. As a result, the mortgage origination market grows. During this period of high refinances, HomeSide Lending has strived to keep production at a level which is sustainable should the market size return to 1997 and 1996 volumes. To maintain and increase the servicing portfolio size during this period of relatively high portfolio runoff, HomeSide Lending has emphasized its acquisitions strategy.

         HomeSide Lending also completed bulk acquisitions totaling $7.0 billion during the three months ended December 31, 1998 compared to $1.1 billion for the predecessor three months ended November 30, 1997. The increase in purchases is a continuation of HomeSide Lending's targeted approach to grow the servicing portfolio. Included in these bulk acquisitions for the three months ended December 31, 1998 is the November 23, 1998 servicing portfolio of People's Bank. People's Bank is the largest mortgage lender in Connecticut. This bulk acquisition added $5 billion to HomeSide Lending's servicing portfolio. People's Bank also became a Preferred Partner and has committed to sell its residential mortgage originations to HomeSide Lending for five years.

         HomeSide Lending continues to examine a number of ways to diversify and grow revenue sources from its existing and new customer base. As part of this effort, HomeSide Lending has formed an alliance with a subprime mortgage lender, which allows HomeSide Lending to offer additional mortgage-related products to the production network.

   Servicing Portfolio

      Management believes that HomeSide Lending is one of the most efficient mortgage servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of $118 billion, HomeSide Lending services the loans of approximately 1.4 million homeowners from across the United States and is committed to protecting the value of this important asset by a sophisticated risk management strategy. HomeSide Lending anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide Lending's focus on efficient and low cost processes is pursued through the selective use of automation as well as the strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures.

      The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide Lending for the three months ended December 31, 1998 and the predecessor's three months ended November 30, 1997 (in millions):

                                                                 Predecessor
                                        For the Three           For the Three
                                        Months Ended            Months Ended
                                      December 31, 1998       November 30, 1997
                                      -----------------       -----------------

Balance at beginning of period             $ 114,902               $  95,429
   Additions                                  14,629                   6,565
   Scheduled amortization                        771                     534
   Prepayments                                 9,523                   3,120
   Foreclosures                                  313                     220
   Sales of servicing                            961                     337
                                     --------------------    -------------------
       Total reductions                       11,569                   4,211
                                     --------------------    -------------------
Balance at end of period                    $117,962               $  97,783
                                     ====================    ===================

      The number of loans serviced at December 31, 1998 was 1,412,420 compared to 1,161,547 at November 30, 1997. HomeSide Lending's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale. A key to HomeSide Lending's future growth is its proprietary servicing software. This system allows HomeSide Lending to double the number of loans typically serviced on a single system. For the three months ended December 31, 1998, substantially all of the servicing portfolio is serviced on the proprietary system.


Results of Operations

For the three months ended December 31, 1998 compared to the predecessor three months ended November 30, 1997

   Summary

      HomeSide Lending's net income, excluding goodwill amortization from the acquisition of HomeSide by the National, increased 7% to $24.3 million for the three months ended December 31, 1998 compared to $22.8 million for the predecessor three months ended November 30, 1997. Net income after the goodwill amortization from the acquisition of HomeSide by the National for the three months ended December 31, 1998 was $15.6 million. Total revenues for the three months ended December 31, 1998 were $106.8 million compared to $75.6 million for the predecessor three months ended November 30, 1997, a 41% increase. The increases in net income, excluding goodwill amortization, and revenues for the three months ended December 31, 1998 compared to the predecessor three months ended November 30, 1997 were primarily attributable to increases in net mortgage origination revenue and net interest revenue. Net mortgage origination revenue increased due to loan production volume increases and increased margins on loan production activities. Net interest revenue increased due to increases in the balances of average interest-earning assets, and as a result of reduced borrowing costs from improved credit ratings and the issuance of medium-term notes and commercial paper. Net servicing revenue increased primarily due to an increase in the size of the servicing portfolio, partially offset by the effect of declining interest rates, which increased mortgage prepayments speeds and consequently increased amortization expense. Total expenses increased as a result of increases in production volume, expenses associated with the growing mortgage servicing portfolio and high loan prepayment activity, and amortization expense of $8.7 million related to the goodwill associated with the merger with the National.

    Net Servicing Revenue

      Net servicing revenue was $50.3 million for the three months ended December 31, 1998 compared to $49.6 million for the predecessor three months ended November 30, 1997. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

      Mortgage servicing fees increased 24% to $133.2 million for the three months ended December 31, 1998 compared to $107.6 million for the predecessor three months ended November 30, 1997, primarily as a result of portfolio growth. The servicing portfolio increased $20.2 billion to $118.0 billion at December 31, 1998 compared to $97.8 billion at November 30, 1997, a 21% increase. A significant portion of this portfolio growth was due to the purchase of Banc One Mortgage's $16.6 billion servicing portfolio on June 5, 1998. The prepayment rate of the servicing portfolio was 31% for the three months ended December 31, 1998, up from 15% for the three months ended November 30, 1997. The prepayment rate is affected by the level of refinance activity, which is driven by the relative level of mortgage interest rates and activity in the home purchase market. HomeSide Lending's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.65% and 7.87% at December 31, 1998 and November 30, 1997, respectively. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.463% for the three months ended December 31, 1998 compared to 0.444% for the predecessor three months ended November 30, 1997. The increase in the weighted average servicing fee was due to growth of ancillary revenues, including late fees and other mortgage related products.

      Amortization expense was $82.9 million for the three months ended December 31, 1998 compared to $58.0 million for the predecessor three months ended November 30, 1997, a 43% increase. Amortization expense increased mainly as a result of a higher average balance of mortgage servicing rights and a decrease of 61 basis points in average mortgage interest rates from 7.50% at November 30, 1997 to 6.89% at December 31, 1998. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense.

   Net Interest Revenue

      Net interest revenue is driven by the level of interest rates, the direction in which rates are moving and the spread between short and long-term interest rates and the rates at which HomeSide Lending is able to borrow. These factors influence the size of the residential mortgage origination market, HomeSide Lending's loan production volumes and the interest rates HomeSide Lending earns on loans and pays to its lenders.

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

      Net interest revenue totaled $16.5 million for the three months ended December 31, 1998 compared to $5.1 million for the predecessor three months ended November 30, 1997. Increases in net interest revenue were due to increases in net interest earned on mortgage loans held for sale, escrow deposits, and early pool buyout advances. The average balance of mortgage loans held for sale increased 82% to $2.0 billion for the three months ended December 31, 1998 from $1.1 billion for the predecessor three months ended November 30, 1997. The average escrow deposits balance increased 79% to $3.4 billion for the three months ended December 31, 1998 from $1.9 billion for the predecessor three months ended November 30, 1997. The principal balances of prepaid mortgage loans are accumulated in escrow accounts before they are remitted to investors. During periods of declining interest rates, prepayments, escrow balances and the related earnings increase. The average balance of early pool buyout advances increased 133% to $0.7 billion for the three months ended December 31, 1998 from $0.3 billion for the three months ended November 30, 1998. Lower funding rates obtained through improved credit ratings and the issue of medium-term notes and commercial paper also contributed to increases in net interest income.

  Net Mortgage Origination Revenue

      Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

      Net mortgage origination revenue was $38.3 million for the three months ended December 31, 1998 compared to $20.7 million for the predecessor three months ended November 30, 1997, an 85% increase. This increase was due to increases in HomeSide Lending's loan production volumes and an increase in margins due to a declining interest rate environment. The declining mortgage interest rates sparked significant increases in refinancing levels and the origination market. As a result, HomeSide Lending's loan production volumes increased, primarily through HomeSide Lending's correspondent lending and broker channels.

   Other Income

       Other income for the three months ended December 31, 1998 was $1.8 million compared to $0.2 million for the predecessor three months ended November 30, 1997. The increase was due to volume increases in real estate tax service fees.

   Salaries and Employee Benefits

      Salaries and employee benefits expense was $34.5 million for the three months ended December 31, 1998 compared to $19.2 million for the predecessor three months ended November 30, 1997. The average number of full-time equivalent employees was 2,496 for the three months ended December 31, 1998 compared to 1,805 for the predecessor three months ended November 30, 1997. The increases in salaries and employee benefits expense and average number of full-time equivalent employees are primarily attributable to additional expenses and employees to service the growing mortgage servicing portfolio, increased prepayment activity and increased production volume.

   Occupancy and Equipment Expense

      Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide Lending's premises and equipment. Occupancy and equipment expense for the three months ended December 31, 1998 was $6.4 million compared to $4.3 million for the predecessor three months ended November 30, 1997. The increase in expense was mainly due to the increased expenses incurred to enhance processing systems and technology expenditures necessary to support targeted business growth.


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

      The servicing losses on investor-owned loans and foreclosure-related expenses totaled $9.8 million for the three months ended December 31, 1998 compared to $5.2 million for the predecessor three months ended November 30, 1997. The increase was due to the growth of the portfolio and increased foreclosure losses, which may continue at this level as the servicing portfolio ages.

      Included in the balance of accounts payable and accrued liabilities at December 31, 1998 is a reserve for estimated servicing losses on investor-owned loans of $21.4 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide Lending's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide Lending has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing losses are generally greatest during the three to six year age of the loan.

        The following table sets forth HomeSide Lending's delinquency and foreclosure experience:


                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                                                                                           Predecessor
                                                                                December 31, 1998       November 30, 1997
                                                                                -----------------       -----------------
Servicing Portfolio Delinquencies, excluding bankruptcies (at end of period)
          30 days                                                                     3.84%                   4.12%
          60 days                                                                     0.78%                   0.82%
          90+ days                                                                    0.72%                   0.69%
                                                                                ===================     ==================
               Total past due                                                         5.34%                   5.63%
                                                                                ===================     ==================

          Foreclosures pending                                                        0.73%                   0.73%
                                                                                ===================     ==================

      As a result of a more mature portfolio at December 31, 1998 compared to the predecessor portfolio at November 30, 1997, servicing losses on investor-owned loans and foreclosure-related expenses increased while servicing portfolio delinquencies decreased.

   Other Expenses and Goodwill Amortization

      Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide Lending's mortgage servicing portfolio and loan production volumes.

      Other expenses, excluding goodwill amortization from the acquisition of HomeSide Lending by National Australia Bank, were $16.2 million for the three months ended December 31, 1998 compared to $9.6 million for the predecessor three months ended November 30, 1997. The increase in other expenses was primarily due to expenses associated with higher production volumes and the growing mortgage servicing portfolio. Other expenses, including goodwill amortization of $8.7 million and $0.2 million, respectively, for the three months ended December 31, 1998 and the predecessor three months ended November 30, 1997 were $24.9 million and $9.6 million, respectively.

   Income Tax Expense

      HomeSide Lending's income tax expense was $15.5 million for the three months ended December 31, 1998 compared to $14.6 million for the predecessor three months ended November 30, 1997. The effective income tax rates for the three months ended December 31, 1998 and the predecessor three months ended November 30, 1997 were 51% and 39%, respectively. The increase was due to the tax effects of goodwill as a result of the merger with the National.


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

     During the three months ended December 31, 1998, HomeSide Lending utilized options on U.S. Treasury bond and note futures and U.S. Treasury bond and note futures to protect a significant portion of the market value of its mortgage servicing portfolio from a decline in value. The risk management contracts used by HomeSide Lending have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management contracts tend to decline in value as interest rates rise. Accordingly, changes in value of these risk management instruments will tend to move inversely with changes in value of HomeSide Lending's mortgage servicing rights.

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

     During the three months ended December 31, 1998, deferred losses on risk management contracts resulted in net deferred hedge gains of $153.5 million which are included in the carrying value of mortgage servicing rights. Activity in the deferred hedge account during the three months ended December 31, 1998 is as follows (in thousands):

 Net deferred hedge balance at September 30, 1998         $  389,572
 Net deferred hedge losses                                  (224,950)
 Amortization                                                (11,086)
                                                       ================
 Net deferred hedge balance at December 31, 1998          $  153,536
                                                       ================

     HomeSide Lending's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management contracts at December 31, 1998 was $49.5 million, which was equal to their carrying amount because the risk management contracts are marked-to-market at each reporting date. See "Liquidity and Capital Resources" for further discussion of HomeSide Lending's sources and uses of cash. See Note 3 of Notes to Consolidated Financial Statements for a description of HomeSide Lending's accounting policy for its risk management contracts and Notes 13 and 14 of Notes to Consolidated Financial Statements for additional fair value disclosures with respect to HomeSide Lending's risk management contracts included in HomeSide Lending's Form 10-K for the period from February 11, 1998 to September 30, 1998.


Liquidity and Capital Resources

      The Company's principal financing needs are the financing of loan origination activities and the investment in mortgage servicing rights. To meet these needs, the Company currently utilizes funding from its commercial paper program, a credit facility with the National, medium-term notes, an independent syndicate of banks, including a warehouse credit facility and a servicing-related facility, and cash flow from operations. HomeSide Lending continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include methods designed to expand the Company's financial capacity and reduce its cost of capital. In addition, to facilitate the sale and distribution of certain mortgage products, HomeSide Lending Mortgage Securities, Inc., a wholly-owned subsidiary of HomeSide Lending, Inc., may continue to issue mortgage-backed securities.

Operations

     Net cash provided by operations for the three months ended December 31, 1998 was $27.6 million. Net cash provided by operations for the predecessor three months ended November 30, 1997 was $61.9 million. Cash provided from servicing fee income, loan sales and principal repayments were partially offset by cash used to fund loan originations and pay corporate expenses. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Decreases in long-term interest rates generally result in higher loan refinancing activity, which results in higher cash demands to meet increased loan production levels. Higher cash demands to meet increased loan production levels are primarily met through borrowings and loan sales.

Investing

    Net cash used in investing activities for the three months ended December 31, 1998 was $209.1 million. Net cash provided by investing activities for the predecessor three months ended November 30, 1997 was $53.6 million. Cash used in investing activities was for the purchase of mortgage servicing rights and risk management contracts. Cash was provided by proceeds from risk management contracts and early pool buyout reimbursements. Other assets increased $3.6 million to $119.3 million at December 31, 1998 from $115.7 million at September 30, 1998 primarily as a result of increases in HomeSide Lending's hedge assets partially offset by decreases in loans held for investment. Early pool buyout advances totaled $487.0 million at December 31, 1998 compared to $759.6 million at September 30, 1998 as a result of re-instatements and sales of advances to HomeSide Funding, Inc. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide Lending's hedging needs. HomeSide Lending is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.

Financing

    Net cash provided by financing activities for the three months ended December 31, 1998 was $238.4 million. Net cash used in financing activities for the predecessor three months ended November 30, 1997 was $99.0 million. Cash was provided by the issuance of commercial paper and medium-term notes, borrowings from the National, and borrowings on HomeSide Lending's line of credit during the periods and used to repay borrowings from the National, borrowings on the line of credit and to pay dividends to the Parent.

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

The  Company  began  its   information   technology  Year  2000  assessment  and
remediation efforts in the third quarter of calendar year 1996 under the sponsorship of its executive management. A formal, enterprise-wide program commenced in January 1998. The Year 2000 issue has been identified as a top priority. The Company's executive management and Board of Directors are provided with frequent detailed updates. The Company has dedicated resources to assess, repair and test programs, applications, equipment and facilities. The Company has established a Year 2000 Program Office that is coordinating the preparations for the change to 2000 with each business unit throughout the Company.

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

Throughout  all phases of the Year 2000  Program,  including  the  inventory and assessment phases, the Year 2000 teams aim to complete all required work maximize coverage while minimizing disruption to the current service delivery levels of the Company. Central management of the project is executed using fully dedicated staff with high levels of subject matter knowledge. In order to speed the assessment and remediation aspects of the mainframe and client server IT projects, a factory philosophy has been adopted using Paragon Computer Professionals, Inc. as the primary outsourcer. Contractors are used internally where subject matter expertise is not required.

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


The Company's Information Technology and Business Teams have completed their assessment of the Company's systems and business processes for Year 2000 vulnerability. The assessment has included substantially all hardware and software systems, embedded systems, buildings and equipment, and business processes. The assessment has also included a review of the Company's dependencies on third parties, including vendors, suppliers and customers.

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

The Company has completed its assessment of all systems and processes. Remediation and internal testing of mission critical systems is substantially complete. The Company is presently "on time" in complying with the milestones and internal timetable the Company has established in preparation for the change to 2000 in line with its regulator's suggested completion dates for core systems. Set forth below is a graphical depiction of the Company's state of readiness in the first five action phases of the Company's project plan, divided to show progress as to the Information Technology (IT) portion of the project, the Company's two primary servicing systems, and the end-user computing portion of the project as of December 11, 1998:


                    IT Achievements (excludes servicing systems)
                                                                                          Date            % Complete
    Full assessment of all IT components impacted by the turn of the century.            6/30/98              100%

    Remediation
    Repair or Replace all IT components found to be non-compliant.                       9/30/98               68%
                                                                                        10/31/98               91%
                                                                                        12/31/98              100%
    Testing Internal
    Test all IT Y2K impacted internal components in a simulated and real future          9/30/98               30%
    date environment.                                                                   10/31/98               41%
                                                                                        12/11/98               76%
                                                                                        12/31/98               80%
                                                                                         1/31/99               93%
                                                                                         3/31/99              100%
    Testing External
    Testing with customers, and vendors/service providers.                              12/11/98                0%
                                                                                         1/31/99                0%
                                                                                         3/31/99               80%
                                                                                         6/30/99              100%
    Implementation
    Place into the production operating environment all IT components tested             9/30/98               17%
    and deemed to be Y2K ready.                                                         10/31/98               26%
                                                                                        12/31/98               87%
                                                                                         1/31/99               89%
                                                                                         3/31/99              100%
    Check-off
    Official sign-off by the business and technology owner of the component              9/30/98                5%
    that the component is Y2K ready.                                                    10/31/98               17%
                                                                                        12/31/98               65%
                                                                                         1/31/99               78%
                                                                                         3/31/99               90%
                                                                                         6/30/99              100%

The charts set forth above show the status of completion of the number of gross technology applications identified by the Company for remediation measured by each of the various phases of the Company's Year 2000 Program. This chart measures the progress on thirty-four (34) key Information Technology applications, of which 14 have been designated as mission critical. As to these thirty-four (34) key applications, as of December 31, 1998, assessment was 100% complete, remediation was 100% complete, and internal testing was 80% complete. As to these thirty-four (34) key applications, as of January 31, 1999, the most recent date for which information is available prior to this filing, internal testing was 93% complete. The balance of testing is primarily end-to-end testing with material third parties, which is scheduled to take place prior to March 31, 1999.

As to the fourteen (14) mission critical applications (excluding servicing systems which are separately discussed below), as of December 31, 1998, assessment was 100% complete, remediation was 100% complete, and internal testing was 88% complete. As of January 31, 1999, internal testing of these mission critical applications was substantially complete.

The Company's two most critical business applications are its primary mortgage servicing software systems: MSP (licensed from and supported by Alltel Information Services, Inc.) and ALSS (a proprietary software system supported by the Company). Because of their critical importance to the Company's operations, these systems are not included in the above charts. Rather, progress as to these two systems is set forth separately in the charts below. As to these two systems, as of December 31, 1998, assessment was 100% complete, remediation was 100% complete, and internal testing was 95% complete. As to these two systems, as of January 31, 1999, internal testing was substantially complete. However the Company will continue testing of these two systems throughout 1999, including end-to-end testing with material parties that is scheduled to take place prior to March 31, 1999.



                        IT Achievements (servicing systems)
                                                                                           Date           % Complete
    Full assessment of all IT components impacted by the turn of the century.            9/30/98              100%

    Remediation
    Repair or Replace all IT components found to be non-compliant.                       9/30/98               90%
                                                                                        12/31/98              100%
    Testing Internal
    Test all IT Y2K impacted internal components in a simulated and real future         12/31/98               95%
    date environment.                                                                    1/31/99              100%
                                                                                         3/31/99              100%

    Testing External
    Testing with customers, and vendors/service providers.                              12/31/98                0%
                                                                                         1/31/99                0%
                                                                                         3/31/99              100%
    Implementation
    Place into the production operating environment all IT components tested            12/31/98               50%
    and deemed to be Y2K ready.                                                          1/31/99               50%
                                                                                         3/31/99              100%

    Check-off
    Official sign-off by the business and technology owner of the component             12/31/98               50%
    that the component is Y2K ready.                                                     1/31/99               50%
                                                                                         3/31/99               75%
                                                                                         6/30/99              100%

The Company's Year 2000 Program also addresses end-user computing issues presented by the year 2000 change. The following chart depicts the Company's progress in addressing systems and business processes other than information technology systems. As to those business processes and systems, as of December 31, 1998, assessment was 100% complete, remediation was 96% complete and testing was 56% complete. As to those business processes and systems, as of January 31, 1999, remediation was 96% complete and testing was 76% complete. The balance of remediation is scheduled for completion by March 31, 1999. Testing, implementation and check-off is scheduled to be completed prior to June 30, 1999.


                           End-User Computing Achievements
                                                                                          Date            % Complete
    Full assessment of all non-IT components impacted by the turn of the century.       12/31/98              100%

    Remediation
    Repair or replace all non-IT components found to be non-compliant.                  12/31/98               96%
                                                                                         1/31/99               96%
                                                                                         3/31/99              100%
    Testing
    Test all non-IT Y2K impacted components in a simulated and real future date         12/31/98               56%
    environment. Includes testing with customers, and vendors/service providers.         1/31/99               76%
                                                                                         3/31/99               85%
                                                                                         6/30/99              100%
    Implementation
    Place into the production operating environment all non-IT components               12/31/98               22%
    tested and deemed to be Y2K ready.                                                   1/31/99               76%
                                                                                         3/31/99               80%
                                                                                         6/30/99              100%
    Check-off
    Official sign-off by the business owner of the non-IT component that the            12/31/98               28%
    component is Y2K ready.                                                              1/31/99               69%
                                                                                         3/31/99               75%
                                                                                         6/30/99              100%

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

The Company is currently reviewing the Year 2000 efforts of its mission critical vendors, customers and service providers. The Company has identified a number of mission critical third parties whose Year 2000 failure may reasonably be expected to have a material adverse impact on the Company's results of operations. Examples of such third parties include: the Company's primary software licensor, Alltel Information Services, Inc.; the Company's sole provider of insurance processing services; the Company's sole provider of tax payment services; and the Company's sole provider of foreclosure services. Catastrophic failure by any of these parties would have a material adverse effect on the Company. The Company is targeting these mission critical third parties for particular scrutiny regarding their preparations for the change to 2000. That process is ongoing and testing is planned for the first quarter of
1999. The Company is also scheduled to participate in the MBA Year 2000 Readiness Test, an industry-wide test coordinated by the Mortgage Bankers Association of America, in the first quarter of 1999.

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

Cost of Year 2000 Efforts. The Company acknowledges that work needs to be carried out in virtually all aspects of its business to ensure that the Company successfully manages the change to 2000. The Company presently estimates these costs to total approximately $13.5 million. The Company has revised its Year 2000 budget from $15.0 million to $13.5 million. The adjustment to the budget resulted from lower than anticipated expenses relating to: (1) the Company's primary remediation contractor, (2) software upgrades, (3) non-Y2K compliant equipment write-offs, (4) contract labor expenses, and (5) accounting charges resulting from capitalization of certain software costs which were budgeted to have been expensed.

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

Through December 31, 1998, the Company had expended approximately $6.4 million of its total Year 2000 budget. Through January 31, 1999, the most recent date for which information is available prior to this filing, the Company had expended approximately $6.8 million of its total Year 2000 budget. A significant portion of the budget is allocated to testing and will be expended in the period ending March 31, 1999, the scheduled conclusion of end-to-end testing. In addition, the Company anticipates significant expenditures after March 31, 1999 associated with employee retention efforts, continued testing, clean management of systems and maintenance of its Year 2000 Program Office. The Company expensed its remediation costs as they were incurred, with the exception of new hardware and software purchases, which were capitalized. The source of funds for Year 2000 remediation is operating income of the Company. The percentage of the Company's information technology budget devoted to Year 2000 efforts in the quarter ended December 31, 1998 was approximately 18%. The Company is unable to readily determine the cost of replacement of non-compliant systems that are being replaced in the ordinary course of business. No significant information technology projects have been deferred due to Year 2000 efforts.

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

Quantitative and Qualitative Market Risk

     There have been no material changes in the Company's market risk from September 30, 1998. For information regarding the Company's market risk, refer to Form 10-K for the fiscal year ended September 30, 1998 of HomeSide International, Inc.


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


ITEM 6.  Exhibits and Reports on Form 8-K

(a) The following documents are filed as a part of this Report:

 Number    Description

  10.1     U.S. Commercial Paper Offering Memorandum between HomeSide Lending,
               Inc. and Chase Securities, Inc.
  10.2     Commercial Paper Dealer Agreement between HomeSide Lending, Inc.
               and Morgan Stanley & Co., Inc.
  10.3     Commercial Paper Dealer Agreement between HomeSide Lending, Inc.
               and Chase Securities, Inc.
  12       Computation of the ratio of earnings to Fixed Charges
  27       Financial Data Schedule



 (b)   Reports on form 8-K

         HomeSide Lending has filed no reports on Form 8-K during the three months ended December 31, 1998.




                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          HomeSide Lending, Inc.
                          (Registrant)
Date: February 12, 1999   By:  __/S/_____________________
                                Joe K. Pickett
                          Chairman of the Board, Chief Executive Officer
                                 and Director (Principal Executive Officer)

Date: February 12, 1999   By:  __/S/______________________
                                Kevin D. Race
                          Vice President, Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)