Form 10-K
period 1999-09-30
HOMESIDE LENDING INC
filed 1999-12-29
CIK 1031258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 1999

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

   Title of each class                         Outstanding at December 28, 1999
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I

ITEM 1.  BUSINESS

General

     HomeSide Lending, Inc. (the "Company") is one of the largest full service residential mortgage banking companies in the United States. On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide International, Inc. (the "Parent") and the Company adopted a fiscal year end of September 30 to conform to the fiscal year of the  National  (see Note 2 of the  Consolidated  Financial  Statements).
HomeSide's   predecessor   ("HomeSide   Predecessor")  was  formed  through  the
acquisition of the mortgage banking operations of BankBoston, N.A. ("BBMC Predecessor" to HomeSide Predecessor) on March 16, 1996 and subsequently purchased the mortgage banking operations of Barnett Banks, Inc. Unless otherwise designated, the term "HomeSide" refers to the Company for the periods subsequent to February 10, 1998, to HomeSide Predecessor for the periods from March 16, 1996 to February 10, 1998 and to BBMC Predecessor for periods prior to March 16, 1998.

     HomeSide's strategy emphasizes variable cost mortgage loan originations, low cost mortgage servicing and effective risk management. Headquartered in Jacksonville, Florida, HomeSide ranks as the 7th largest mortgage loan originator and the 7th largest servicer in the United States at September 30, 1999 based on data published by Inside Mortgage Finance.

     The residential mortgage market, which totaled approximately $4.7 trillion at September 30, 1999, is the largest debt market in the world. The residential mortgage market has grown at a compound annual rate of approximately 8% since 1985. HomeSide competes in a mortgage banking market which is highly fragmented with no single company controlling or dominating the market. At September 30, 1999, the largest originator represented 7.6% of the market and the largest servicer represented 6.4%, while the top 30 originators and servicers represented 59.8% and 57.2% of their markets, respectively, based on data published by Inside Mortgage Finance. Residential mortgage lenders compete primarily on the basis of loan pricing and service, making effective cost management essential. The industry has experienced rapid consolidation which has been accelerated by the introduction of significant technology improvements and the economies of scale present in mortgage servicing. The top 10 mortgage loan servicers have increased their aggregate market share from 17% in 1990 to 40% as of September 30, 1999.

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

     HomeSide plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide intends to pursue additional loan portfolio acquisitions and strategic origination relationships similar to its existing relationships with Banc One Mortgage Corporation ("Bank One"), People's Bank, and Cendant Mortgage Company ("Cendant").

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

Production

         HomeSide participates in several origination channels, with a focus on wholesale origination. Since the acquisition of BancBoston Mortgage Corporation ("BBMC"), wholesale channels (correspondent, co-issue, and broker) have represented more than 90% of HomeSide's total production. Excluding the volumes purchased from BankBoston, N.A., Barnett Bank, N.A. ("Barnett") and Banc One, no single source within the correspondent or broker channels accounted for more than 7% of total production since March 16, 1996. HomeSide's other origination channels include telemarketing, direct mail campaigns and other advertising, and mortgages related to affinity group and co-branding partnerships. HomeSide also purchases servicing rights in bulk from time to time. This multi-channel production base provides access to and flexibility among production channels in a wide variety of market and economic conditions. The following table sets forth production detail by HomeSide's origination channels. The periods presented coincide with the commencement of operations of HomeSide and the acquisition of HomeSide by the National (see Note 2 of the Consolidated Financial Statements):

Residential Loan Production by Channel



(dollars in millions)                 For the Period From    For the Period From
                                      October 1, 1998 to    February 11, 1998 to
                                      September 30, 1999      September 30, 1998
                                      ------------------     -------------------
Wholesale:
  Correspondent                             $17,927                  $11,309
  Co-issue (a)                                7,737                    2,906
  Broker                                      3,818                    1,980
                                      -------------------   --------------------
    Total wholesale                          29,482                   16,195
Direct                                        1,451                      631
                                      -------------------   --------------------
   Total production                          30,933                   16,826
Bulk acquisitions (b)                        35,608                   18,947
                                      -------------------   --------------------
   Total production and acquisitions        $66,541                  $35,773
                                      ===================   ====================

(a) Represents the acquisition of servicing rights, not the underlying loans. Amounts represent the unpaid principal balance of mortgage debt to which the acquired servicing rights relate.

(b) Represents the acquisition of servicing rights from another servicer. Amounts represent the unpaid principal balance of mortgage debt to which the acquired servicing rights relate.

         HomeSide competes nationwide by offering a wide variety of mortgage products designed to respond to consumer needs and tailored to address market competition. HomeSide is primarily an originator of fixed rate 15- and 30-year mortgage loans, which collectively represented 98% of the total production in the fiscal year ended September 30, 1999, 98% of the total production in the period from February 11, 1998 to September 30, 1998. HomeSide also offers other products, such as ARMs, balloon, and jumbo mortgages.

         HomeSide's national loan production operation has resulted in geographically diverse originations, enabling HomeSide to diversify its risk across many markets in the United States. HomeSide's servicing portfolio composition reflects its production markets. The largest segments of the servicing portfolio by state on September 30, 1999 were California (11.8% of unpaid principal balance), Florida (9.7%), Illinois (8.5%), Texas (5.6%), and Michigan (5.0%). The largest segments of the servicing portfolio by state on September 30, 1998 were California (14.1% of unpaid principal balance), Florida (14.0%), Texas (6.9%), Massachusetts (5.5%) and Illinois (4.9%). The largest segments of the servicing portfolio by state on February 10, 1998 were Florida (17.2% of unpaid principal balance), California (15.3%), Massachusetts (7.0%), Texas (6.3%), and Maryland (4.6%).

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

         HomeSide's production strategy is to maintain and improve its reputation as one of the largest, most efficient originators of mortgage loans nationwide. Its variable cost loan origination channels can be adjusted to accommodate varying market sizes and allow HomeSide to remain competitive through interest rate cycles. HomeSide also plans to continue to pursue bulk acquisitions of mortgage servicing rights.

Wholesale Production

Correspondent Production

         Through its correspondent program, HomeSide purchases loans from approximately 850 commercial banks, savings and loan associations, licensed mortgage lenders and other financial intermediaries. The correspondent takes the mortgage application and processes the loan, which is either underwritten through contract underwriters or, in some cases, the correspondent to whom underwriting authority has been delegated. Closing documents are submitted to HomeSide for legal review and funding. The participants in this program are prequalified and monitored on an ongoing basis by HomeSide. If a correspondent subsequently fails to meet HomeSide's requirements, HomeSide typically terminates the relationship. Correspondents are also required to repurchase loans in the event of fraud or misrepresentation in the origination process and for certain other reasons.

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

Broker Production

         Under its broker program, HomeSide funds loans at closing from a network of approximately 2,150 mortgage brokers nationwide. The broker controls the process of application and loan processing. A pre-closing quality control review is performed by HomeSide to verify the borrower's credit. All loans originated through brokers are underwritten by HomeSide's approved contract underwriters. Loans are funded by HomeSide and may be closed in either the broker's name or HomeSide's name. Participants in this program prequalify on the basis of creditworthiness, mortgage lending experience and reputation. Each broker is subject to annual and ongoing reviews by HomeSide.

Direct Production

     HomeSide's direct production includes soliciting loans via its website and the use of telemarketing to solicit loans from several sources, including refinancing of mortgage loans in HomeSide's existing servicing portfolio, leads generated from direct mail campaigns and other advertising, and mortgages related to affinity group and co-branding partnerships. HomeSide believes that these efforts will have a significant effect on increasing the percentage of loans captured by the direct division from loan prepayments in HomeSide's servicing portfolio. Refinancing retention represents the percentage of loans refinanced through HomeSide's direct channel that were serviced by HomeSide prior to refinancing.

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

         HomeSide requires approximately 80% of its correspondent lenders to have their loans underwritten by third party contract underwriters prior to purchase. These contract underwriters are designated by HomeSide and include Mortgage Guaranty Insurance Corp. and Republic Mortgage Insurance Company. HomeSide grants delegated underwriting status to the remaining approximately 20% of correspondents which enables the correspondents to submit conventional loans to HomeSide without prior underwriting approval. Generally, HomeSide grants delegated underwriting status to its larger correspondents who meet financial strength, delinquency, underwriting and quality control standards, and such correspondents are monitored regularly. The FHA and VA require that loans be underwritten by the originating lender on an Agency-approved or delegated basis. If issuance of FHA guarantees or VA insurance certificates is denied, the correspondent must repurchase the loan.

        HomeSide's underwriting process for its retail production operation is fully automated. The automated underwriting technology uses third-party vendor systems to analyze credit risk. HomeSide believes that these technologies have contributed to improved productivity and reduced underwriting and processing turnaround time.

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

Secondary Marketing

      HomeSide customarily sells all loans that it originates or purchases while retaining the servicing rights to such loans. HomeSide aggregates mortgage loans into pools and sells these pools, as well as individual mortgage loans, to investors principally at prices established under forward sales commitments. HomeSide's FHA and VA loans are generally pooled and sold in the form of GinnieMae ("GNMA") Mortgage Backed Securities. Conforming conventional mortgage loans are generally pooled and exchanged under the purchase and guarantee programs sponsored by Fannie Mae and FHLMC for Fannie Mae Mortgage Backed Securities or FHLMC participation certificates, respectively. HomeSide pays certain guarantee fees to the Agencies in connection with these programs and then sells the GNMA, Fannie Mae and FHLMC securities to securities dealers. A limited number of mortgage loans (i.e. non-conforming loans) are sold to private investors on a servicing-released basis. For the fiscal year ended September 30, 1999, approximately 94% of the mortgage loans originated by HomeSide were sold to Fannie Mae (49%), GNMA (28%), and FHLMC (17%). For the period from February 11, 1998 to September 30, 1998, approximately 92% of the mortgage loans originated by HomeSide were sold to Fannie Mae (36%), GNMA (34%), and FHLMC (22%). The remaining were sold to private investors.

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

      HomeSide assesses the interest rate risk associated with outstanding commitments that it has extended to fund loans and hedges the interest rate risk of these commitments based upon a number of factors, including the remaining term of the commitment, the interest rate at which the commitment was provided, current interest rates and interest rate volatility. HomeSide constantly monitors these factors and adjusts its hedging on a daily basis as needed. HomeSide uses the Quantitative Risk Management system, a sophisticated hedging, reporting and evaluation system, which has the ability to perform analyses under various interest rate scenarios. HomeSide's interest rate risk is currently hedged using a combination of forward sales of mortgage backed securities and over-the-counter options, including both puts and calls, on fixed income securities. HomeSide generally commits to sell to investors for delivery at a future time for a stated price all of its closed loans and a percentage of the mortgage loan commitments for which the interest rate has been established. HomeSide aims to price loans competitively, hedge the interest rate risk of loan originations and sell loans on a break-even basis. For the fiscal year ended September 30, 1999, the period from February 11, 1998 to September 30, 1998, and the period from March 1, 1997 to February 10, 1998, HomeSide has not experienced secondary marketing losses on an aggregate basis.

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

      Loan servicing includes collecting payments of principal and interest from borrowers, remitting aggregate loan payments to investors, accounting for principal and interest payments, holding escrow funds for payment of mortgage related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and other miscellaneous duties related to loan administration. HomeSide collects servicing fees from monthly mortgage payments. These fees generally range from 0.25% to 0.50% of the declining principal balances of the loans per annum. HomeSide's weighted average servicing fee including ancillary income was 0.467% for the fiscal year ended September 30, 1999 and 0.469% for the period from February 11, 1998 to September 30, 1998. HomeSide also maintains certain subservicing relationships whereby servicing is performed by another servicer under an agreement with HomeSide, which remains contractually responsible for servicing the loans. Subservicing relationships are often entered into as part of a bulk servicing acquisition where the selling institution continues to perform servicing until the loans are transferred to the purchasing institution.

      HomeSide's servicing strategy is to continue to build its mortgage servicing portfolio and benefit from the economies of scale inherent in the business. HomeSide services substantially all of the mortgage loans that it originates. In addition, HomeSide purchases the rights to service mortgage loans originated by other lenders.

      HomeSide's servicing strategy is also to enhance the profitability of its servicing activities through low cost and efficient processes. This strategy is pursued through highly automated, cost effective processing systems, strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures. HomeSide outsources functions relating to insurance, taxes and default management to third party vendors, contributing to HomeSide's ability to maintain a highly variable cost structure. Using a variety of factors, including loans serviced per employee and direct cost per loan, management believes that HomeSide is one of the nation's most efficient servicers based on industry surveys. Management believes that its low cost servicing provides it with a competitive advantage in the industry.

Servicing Portfolio Composition

      HomeSide originates and purchases servicing rights for mortgage loans nationwide. The broad geographic distribution of HomeSide's servicing portfolio reflects the national scope of HomeSide's originations and bulk servicing acquisitions. Nine states accounted for 57.0% of the outstanding unpaid principal balance ("UPB") of HomeSide's total servicing portfolio, and the largest volume by state is California with a 11.8% share of the total portfolio on September 30, 1999. Nine states accounted for 59.9% of the outstanding unpaid principal balance ("UPB") of HomeSide's total servicing portfolio on September 30, 1998, while the largest volume by state was California with a 14.1% share of the total portfolio. Nine states accounted for 64.5% of the outstanding UPB of HomeSide's total servicing portfolio on February 10, 1998, while the largest volume by state was Florida with a 17.2% share of the total portfolio. HomeSide actively monitors the geographic distribution of its servicing portfolio to maintain a mix that it deems appropriate and makes adjustments as it considers necessary.

      The following table sets forth the geographic distribution of the Company's servicing portfolio as of September 30, 1999, September 30, 1998 and February 10, 1998:
                        Servicing Portfolio by State (a)

                             At September 30, 1999         At September 30, 1998    At February 10, 1998
                             ---------------------         ---------------------    --------------------
(dollars in millions)         UPB        % of UPB          UPB         % of UPB      UPB           % of UPB
                              ---        --------          ---         --------      ---           --------
California                 $ 16,334        11.8%        $ 15,859        14.1%     $ 14,858          15.3%
Florida                      13,424         9.7           15,750        14.0        16,664          17.2
Illinois                     11,740         8.5            5,544         4.9         3,729           3.8
Texas                         7,825         5.6            7,772         6.9         6,096           6.3
Michigan                      6,981         5.0             (b)         (b)           (b)            (b)
Connecticut                   6,737         4.9             (b)         (b)           (b)            (b)
Massachusetts                 6,295         4.5            6,190         5.5         6,792           7.0
Maryland                      4,924         3.5            4,498         4.0         4,424           4.6
New York                      4,809         3.5            3,144         2.8         2,939           3.0
Arizona                       4,402         3.2            4,405         3.9          (b)            (b)
Indiana                       4,240         3.1             (b)         (b)           (b)            (b)
Virginia                      3,965         2.9            3,504         3.1         3,377           3.5
Colorado                      3,954         2.8            3,716         3.3          (b)            (b)
Georgia                       3,936         2.8            3,676         3.3         3,720           3.8
Other (b)                    39,182        28.2           38,351        34.2        34,327          35.5
                         -------------- ----------- -------------- ---------- --------------- ---------------
Total                      $138,748       100.0%        $112,409       100.0%     $ 96,926         100.0%
                         ============== =========== ============== ========== =============== ===============

(a) Servicing statistics are based on loans serviced by HomeSide and exclude loans purchased but not yet on the servicing system.

(b) No other state represents more than 2.8% of HomeSide's servicing portfolio at September 30, 1999 or 2.8% of HomeSide's servicing portfolio at September 30, 1998.

Servicing Portfolio by Loan Type

     At September 30, 1999, HomeSide's servicing portfolio consisted of $44.2 billion of FHA/VA servicing and $100.7 billion of conventional servicing. At September 30, 1998, HomeSide's servicing portfolio consisted of $47.5 billion of FHA/VA servicing and $67.4 billion of conventional servicing. At February 10, 1998, HomeSide's servicing portfolio consisted of $46.4 billion of FHA/VA servicing and $52.5 billion of conventional servicing.

      The weighted average interest rate of the loans in the Company's servicing portfolio was 7.44% at September 30, 1999, 7.72% at September 30, 1998 and 7.85% at February 10, 1998. HomeSide's servicing portfolio of loans was stratified by interest rate as follows:


                    Servicing Portfolio by Interest Rate (a)

                             At September 30, 1999                 At September 30, 1998                  At February 10, 1998
                             ---------------------                 ---------------------                  --------------------
                        UPB                                  UPB                                   UPB
                    (dollars in               Cumulative   (dollars in              Cumulative    (dollars in             Cumulative
                     millions)    % of UPB     % of UPB     millions)   % of UPB     % of UPB       millions)  % of UPB    % of UPB
                    -----------   --------     --------    -----------  --------    ----------    -----------  --------   ----------
 Interest Rate
Less than 6.0%       $   631        0.5%          0.5%      $  1,113       1.0%         1.0%        $   983       1.1%        1.1%
6.0% to 6.9%          32,353       23.3          23.8         13,491      12.0         13.0           9,633      10.9        12.0
7.0% to 7.9%          77,552       56.0          79.8         56,217      50.0         63.0          37,542      42.4        54.4
8.0% to 8.9%          22,258       16.0          95.8         33,012      29.4         92.4          29,293      33.1        87.5
9.0% to 9.9%           4,085        2.9          98.7          5,907       5.2         97.6           7,274       8.2        95.7
10.0% to 10.9%         1,435        1.0          99.7          2,081       1.8         99.4           2,912       3.3        99.0
Over 11.0%               434        0.3         100.0            588       0.6        100.0             823       1.0       100.0
                    -----------   --------                ------------  --------                  -----------  --------
             Total  $138,748      100.0%                    $112,409     100.0%                    $ 88,460     100.0%
                    ===========   ========                 ===========  ========                  ===========  ========

(a) Servicing statistics are based on loans serviced by HomeSide and exclude loans purchased not yet on servicing system.

Loan Servicing Portfolio Delinquencies, Foreclosures and Losses

      HomeSide is affected by loan delinquencies and defaults on loans that it services. Under certain types of servicing contracts, particularly contracts to service loans that have been pooled or securitized, HomeSide must forward all or part of the scheduled payments to the owner of the loan, even when loan payments are delinquent. Also, to protect their liens on mortgaged properties, owners of loans usually require a servicer to advance scheduled mortgage and hazard insurance and tax payments even if sufficient escrow funds are not available. HomeSide is generally reimbursed, subject to certain limitations with respect to FHA/VA loans as described below, by the mortgage owner or from liquidation proceeds for payments advanced that the servicer is unable to recover from the mortgagor, although the timing of such reimbursements is typically uncertain. In the interim, HomeSide absorbs the cost of funds advanced during the time the advance is outstanding. Further, HomeSide bears the increased costs of collection activities on delinquent and defaulted loans. HomeSide also foregoes servicing income from the time such loans become delinquent until foreclosure, when, if any proceeds are available, HomeSide may recover such amounts. Delinquency rates typically rise in the winter months, which result in higher servicing costs. However income from late payment fees collected have historically been sufficient to offset such incremental expenses.

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

      For HomeSide, servicing losses on investor-owned loans and foreclosure-related expenses, primarily representing losses on VA loans, totaled $31.7 million for the fiscal year ended September 30, 1999, $21.2 million for the period February 11, 1998 to September 30, 1998, and $22.0 million for the HomeSide, Inc. Predecessor period from March 1, 1997 to February 10, 1998. The decrease, on an annualized basis, for the fiscal year ended September 30, 1999 compared to the period from February 11, 1998 to September 30, 1998 was primarily attributable to a decrease in loan charge-offs. The increase, on an annualized basis, for the period from February 11, 1998 to September 30, 1998, compared to the period from March 1, 1997 to February 10, 1998 was largely attributable to the growth of the servicing portfolio and increased foreclosure losses, which may continue at this level as the servicing portfolio ages. Management believes that it has an adequate level of reserve for servicing losses on investor-owned loans based on HomeSide's servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing losses are generally greatest during the three to six year age of the loan.

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies
                             (Percent by Loan Count)

                                                                                                        HomeSide Predecessor
                                                     At September 30, 1999    At September 30, 1998     February 10, 1998
Delinquent Mortgage Loans (at end of period)
   30 Days                                                          3.33%                    3.72%                     3.52%
   60 Days                                                          0.64                     0.81                      0.78
   90 Days                                                          0.53                     0.65                      0.72
                                                    ------------------------ ------------------------ -------------------------
       Total Delinquencies                                          4.50%                    5.18%                     5.02%
                                                    ======================== ======================== =========================
Foreclosure Pending (at end of period)                              0.61%                    0.70%                     0.74%


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

      HomeSide's risk management policy is designed to minimize exposure to loss in the value of the servicing portfolio caused by prepayments due to declines in interest rates. The servicing portfolio is valued using sophisticated cash flow valuation tools. Key assumptions involved in the valuation include servicing costs and revenues, market discount rates, prepayment speeds and a number of other variables. The value is then analyzed under various interest rate scenarios that help HomeSide estimate its exposure to loss. This potential loss exposure determines the hedge profile, which is monitored daily and may be adjusted to reflect significant moves in key variables such as interest rate and yield curve changes and revised prepayment speed assumptions. Results of the risk management program depend on a variety of factors, including the hedge instruments typically used by HomeSide, the relationship between mortgage rates and Treasury securities and certain other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management Activities" for the fiscal year ended September 30, 1999, the period from February 11, 1998 to September 30, 1998.

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

Servicing Technology

       HomeSide's proprietary servicing technology accommodates all areas of loan servicing, including loan setup and maintenance, cashiering, escrow administration, investor accounting, customer service and default management. The platform is mainframe based, with on-line, real-time architecture and is supported by an experienced staff of technology providers.

       HomeSide expects to achieve significant competitive advantages over time through the use of its proprietary servicing software. At September 30, 1999, HomeSide has substantially completed the conversion of its mortgage servicing portfolio to its proprietary servicing software and services approximately 1.7 million loans on the system. This architecture will support HomeSide's portfolio growth up to approximately twice the number of loans typically serviced on a single system. The system will also permit continued development of workflow and other client-server applications, contributing to increased productivity.

Regulation

      As a United States subsidiary of a foreign bank, HomeSide is subject to regulation, supervision and examination by the Federal Reserve Board. HomeSide's mortgage banking business is also subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans Administration ("VA"), the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"), the Government National Mortgage Association ("GNMA" or "Ginnie Mae") and other regulatory agencies with respect to originating, processing, underwriting, selling, securitizing and servicing mortgage loans. In addition, there are other federal and state statutes and regulations affecting such activities. These rules and regulations, among other things, impose licensing obligations on HomeSide, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and set maximum loan amounts. Moreover, lenders such as HomeSide are required annually to submit audited financial statements to Fannie Mae, FHLMC, GNMA and HUD and to comply with each regulatory entity's own financial requirements. HomeSide's business is also subject to examination by Fannie Mae, FHLMC and GNMA and state regulatory agencies at all times to assure compliance with applicable regulations, policies and procedures.

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

      During the period that BKB, Barnett or any of their subsidiaries held a material ownership interest in HomeSide, HomeSide and its subsidiaries (i) were under the jurisdiction, supervision, and examining authority of the Office of the Comptroller of the Currency ("OCC"), and (ii) could only engage in activities that were part of, or incidental to, the business of banking. The OCC has specifically ruled that mortgage banking is a proper incident to the business of banking.

      There are various other state and local laws and regulations affecting HomeSide's operations. HomeSide is licensed in those states that require licensing to originate, purchase and/or service mortgage loans. Conventional mortgage operations may also be subject to state usury statutes. FHA and VA loans are exempt from the effect of such statutes.

Competition

      Mortgage bankers operate in a highly competitive and fragmented market. As of September 30, 1999, the largest originator of loans represented 7.6% of the market and the largest servicer represented 6.4%, while the top 30 originators and servicers represented 60% and 57% of their markets, respectively, based on data published by Inside Mortgage Finance.



             TOP 10 ORIGINATORS AND SERVICERS (dollars in billions)

9 Months - 1999 Originations                                   Servicing Portfolio at September 30, 1999
 1  Chase Home Finance, NJ                  $79.8     1  Chase Home Finance, NJ                     $300.8
 2  Norwest Mortgage, IA                     69.0     2  Bank of America MTG. & affiliates, NC       285.2
 3  Countrywide Credit Industries, CA        63.2     3  Norwest Mortgage, CA                        274.3
 4  Bank of America Mtg. & Affiliates, NC    50.8     4  Countrywide Credit Industries, CA           238.9
 5  Washington Mutual, WA                    31.3     5  Washington Mutual, WA                       157.3
 6  Fleet Mortgage Group, SC                 29.8     6  GMAC Mortgage Corp., PA                     147.5
 7  HomeSide Lending, Inc., FL               23.3     7  HomeSide Lending, Inc., FL                  145.6
 8  ABN AMRO Mortgage Group, IL              23.1     8  FleetBoston Financial Corp., SC             142.8
 9  Cendant Mortgage Services NJ             21.1     9  First Nationwide Mortgage, CA                95.3
10 Dime / North American Mortgage Co., CA    19.1    10  GE Capital Mortgage Services, Inc., NJ       88.0
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

      The industry has experienced rapid consolidation which has been accelerated by the introduction of significant technology improvements and the economies of scale present in mortgage servicing. The automation of many functions in mortgage banking, especially those related to servicing, has reduced costs significantly for industry participants. Many mortgage bankers that were not low cost, high volume producers or did not operate in a low cost specialized field experienced earnings declines in the nineties, causing many to exit the business or to be acquired. Surviving cost effective firms purchased servicing portfolios or other companies to expand their servicing economies of scale, while others acquired market niche operations. As evidence of this consolidation, the top 25 mortgage loan servicers have increased their aggregate market share from 20.7% in 1990 to 49.6% as of September 30, 1998.

Employees

      As of September 30, 1999, September 30, 1998,and February 10, 1998, respectively, HomeSide had approximately 2,611 total employees, 2,356 total employees and 1,891 total employees, substantially all of who were full-time employees. HomeSide has no unionized employees and considers its relationship with its employees generally to be satisfactory.

ITEM 2.  PROPERTIES

     HomeSide's corporate, administrative, and servicing headquarters are located in Jacksonville, Florida, in facilities, which comprise approximately 146,939 square feet of owned space and approximately 397,161 square feet of leased space. On December 4, 1998, HomeSide entered into a long-term lease agreement for a 137,029 square foot building that was constructed in 1999 adjacent to its Jacksonville headquarters. The building is primarily used as a servicing center. Included in the total is approximately 57,000 square feet of warehouse space in Jacksonville, Florida for storing certain loan files, loan servicing documents and other corporate records. In addition, HomeSide owns an additional 190,000 square feet of space in San Antonio, Texas. HomeSide believes that its present facilities are adequate for its operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.
                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

      As a consequence of the acquisition by the National, there is no market for the Registrant's common equity. HomeSide is an indirect wholly-owned subsidiary of the National.

PART II

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial and operating information of HomeSide set forth below for the year ended September 30, 1999 and the period from February 11, 1998 to September 30, 1998 should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and the notes thereto and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" of HomeSide included elsewhere in this document. The periods presented coincide with the acquisition of HomeSide by the National (see Note 2 of the Consolidated Financial Statements):


(dollar amounts in thousands,
  except  share data)                                   For the Fiscal      For the Period From
                                                          Year Ended       February 11, 1998 to
                                                      September 30, 1999    September 30, 1998
Selected Statement of Earnings Data:
Revenues:
     Mortgage servicing fees                                 $   605,995          $   312,678
     Amortization of mortgage servicing rights                  (407,085)            (189,881)
                                                      ------------------- --------------------
         Net servicing  revenue                                  198,910              122,797

     Interest income                                             181,173               99,749
     Interest expense                                          (121,697)             (62,476)
                                                      ------------------- --------------------
            Net interest revenue                                  59,476               37,273

     Net mortgage origination revenue                            155,937               83,706
     Other income                                                  5,844                6,495
                                                      ------------------- --------------------
              Total revenues                                     420,167              250,271
Expenses:
     Salaries and employee benefits                              132,716               73,983
     Occupancy and equipment                                      28,319               13,107
     Servicing losses on investor-owned loans
        and foreclosure-related expenses                          31,749               21,202
    Goodwill amortization                                         34,965               22,283
     Other  expenses                                              60,077               39,150
                                                      ------------------- --------------------
            Total expenses                                       287,826              169,725
Income before income taxes                                       132,341               80,546
Income tax expense                                                63,234               40,101
                                                      ------------------- --------------------
Net income                                                    $   69,107           $   40,445
                                                      =================== ====================
Selected Balance Sheet Data at End of Period:
Mortgage loans held for sale                                 $ 1,292,562          $ 2,048,989
Mortgage servicing rights                                      3,478,835            1,766,214
Total assets                                                   6,363,652            5,720,161
Bank credit facility                                           1,505,401            2,749,000
Commercial paper                                               1,163,903                  -
Long-term debt                                                 1,184,384            1,185,926
Total liabilities                                              5,007,513            4,364,647
Total stockholders' equity                                     1,356,139            1,355,514
                                                      =================== ====================
Selected Operating Data:
Volume of loan production                                  $  30,933,088        $  16,826,364
Loan servicing portfolio (at period end)                     144,866,369          114,902,121
Loan servicing portfolio (average
         outstanding during the period)                      129,641,346          106,857,298
Weighted average interest rate of the
          servicing portfolio (at period end)                      7.44%                7.72%
Weighted average servicing fee of the
          servicing portfolio, including ancillary                0.467%               0.469%
          income (for the period)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           HOMESIDE - FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999 AND FOR THE PERIOD FROM FEBRUARY 11, 1998 TO SEPTEMBER 30, 1998

General

HomeSide Lending, Inc. (the "Company" or "HomeSide") is one of the largest full service residential mortgage banking companies in the United States. HomeSide's strategy emphasizes variable cost mortgage loan originations, low cost mortgage servicing and effective risk management. Headquartered in Jacksonville, Florida, HomeSide ranks as the 7th largest mortgage loan originator and the 7th largest servicer in the United States at September 30, 1999 based on data published by Inside Mortgage Finance.

HomeSide plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide intends to pursue additional loan portfolio acquisitions and strategic origination relationships similar to the existing Bank One, People's Bank and Cendant relationships.

HomeSide's   predecessor   ("HomeSide   Predecessor")  was  formed  through  the
acquisition of the mortgage banking operations of BankBoston, N.A. ("BBMC Predecessor" to HomeSide Predecessor) on March 16, 1996 and subsequently purchased the mortgage banking operations of Barnett Banks, Inc. Unless otherwise designated, the term "HomeSide" refers to the Company for the periods subsequent to February 10, 1998 and to the HomeSide Predecessor for the periods from March 16, 1996 to February 28, 1997 and March 1, 1997 to February 10, 1998.

On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide International, Inc. (the "Parent"). As consideration, the National paid $27.825 per share for all of the outstanding common stock and $17.7 million cash to retire all outstanding stock options. The total purchase price was approximately $1.2 billion. The transaction was accounted for as a purchase. As a result, all assets and liabilities were recorded at their fair value on February 11, 1998, and the purchase price in excess of the fair value of net assets acquired of $719.6 million was recorded as goodwill. Following the transaction described above, the National owns 100% of the Parent's common stock and the Parent has become an indirect wholly-owned subsidiary of the National. The Company also adopted a fiscal year end of September 30 to conform to the fiscal year of the National.

The following periods presented coincide with the acquisition of HomeSide by the National (see Note 2 of the Consolidated Financial Statements). HomeSide's operating results are not directly comparable to its historical operating results due, in part, to different balance sheet valuations (estimated fair value as compared to historical cost).

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This report contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions, which indicate future events and trends, identify forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the Company's ability to grow which is dependent on its ability to obtain additional financing in the future for originating loans, investment in servicing rights, working capital, capital expenditures and general corporate purposes, (2) economic factors may negatively affect the Company's profitability as the frequency of loan default tends to increase in environments and (3) changes in interest rates may affect the volume of loan originations and acquisitions, the interest rate spread on loans held for sale, the amount of gain or loss on the sale of loans and the value of the Company's servicing portfolio. These risks and uncertainties are more fully detailed in the Company's filings with the Securities and Exchange Commission.

Mortgage Banking

Mortgage banking is a specialized branch of the financial services industry which primarily involves (i) originating and purchasing mortgage loans ("origination" and/or "production"); (ii) selling the originated mortgages to third parties either as mortgage-backed securities or as whole loans ("secondary marketing"); (iii) servicing of mortgage loans on behalf of the ultimate purchasers, which includes the collection and disbursement of payments of mortgage principal and interest, the collection of payments of taxes and insurance premiums to pay property taxes and insurance premiums and management of certain loan default activities (collectively, "servicing"); and (iv) risk management, a program designed to protect and manage the value of the Company's mortgage loans held for sale and mortgage commitment pipeline and to protect the economic performance of the servicing portfolio that could otherwise be adversely affected by increased loan prepayments due to declines in interest rates.

Mortgage bankers originate loans generally through two channels: wholesale and direct. Wholesale origination involves the origination of mortgage loans from sources other than homeowners, including mortgage brokers and other mortgage lenders. Direct origination typically includes (i) networks of retail loan offices with sales staff that solicit business from homeowners, realtors, builders and other real estate professionals, (ii) centers that use telemarketing, direct mail, and advertising to market loans directly to home buyers or homeowners, (iii) affinity and co-branding partnerships and (iv) corporate relocation programs. Once originated or purchased, mortgage bankers hold the loans temporarily ("warehousing") until they are sold, typically earning an interest rate spread equal to the difference between the loan's interest rate and the cost of financing the loan. Each loan is sold either excluding or including the associated right to service the loan ("servicing retained" or "servicing released," respectively).

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

Loan Production Activities

As a multi-channel loan production lender, HomeSide has one of the industry's largest correspondent lending production operations, a full-service brokered loan program and a national production center for consumer direct mortgage lending. HomeSide also purchases servicing rights in bulk from time to time. By focusing on production channels with a variable cost structure, HomeSide minimizes the fixed costs associated with traditional mortgage branch offices. Without the burden of high fixed cost loan origination networks, HomeSide is positioned to weather a variety of interest rate environments. For the nine months ended September 30, 1999, HomeSide was ranked the seventh largest originator in the United States, according to Inside Mortgage Finance, with approximately 2.2% market share of the estimated $1.1 trillion single-family mortgage origination market.

The following information regarding loan production activities for HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the fiscal year ended September 30, 1999 and from the period from February 11, 1998 to September 30, 1998 (in millions):

                                  For the Fiscal             For the Period From
                                     Year Ended             February 11, 1998 to
                                September 30, 1999           September 30, 1998
                            ------------------------     ---------------------
Wholesale:
  Correspondent               $ 17,927                          $ 11,309
  Co-issue(a)                    7,737                             2,906
  Broker                         3,818                             1,980
                            ------------------------     ---------------------
    Total wholesale             29,482                            16,195
Direct                           1,451                               631
                            ------------------------     ---------------------
   Total production             30,933                            16,826
Bulk acquisitions(b)            35,608                            18,947
                            ------------------------       ---------------------
   Total production and
     acquisitions             $ 66,541                          $ 35,773
                            ========================     =====================
-------------------------
(a) Represents the acquisition of servicing rights, which occurs concurrent with the origination of the loan by a third party or on a flow basis. Amounts represent the unpaid principal balance of mortgage debt to which the acquired servicing rights relate.
(b) Represents the acquisition of servicing rights from another servicer. Amounts represent the unpaid principal balance of mortgage debt to which the acquired servicing rights relate.

Total loan production, excluding bulk acquisitions, was $30.9 billion for the fiscal year ended September 30, 1999 compared to $16.8 billion for the period from February 11, 1998 to September 30, 1998, a 15% increase on an annualized basis. HomeSide's wholesale lending channels, including correspondent, co-issue and broker originations, were the primary contributors to production volume increases on an annualized basis.

Correspondent lending volume was approximately equal to the prior year on an annualized basis. Co-issue volume increased 66% on an annualized basis. A major contributor to 1999 correspondent and co-issue volumes were the additions of Bank One and People's Bank as Preferred Partners on June 5, 1998 and November 23, 1998, respectively. As Preferred Partners, Bank One and People's Bank will sell a significant portion of the residential mortgage loans originated to HomeSide over the next five years. Another contributor was the strategic alliance formed on June 15, 1999 between HomeSide and Cendant, one of the largest retail mortgage loan originators in the United States. Cendant agreed to sell up to $7 billion of servicing assets annually to HomeSide for a five-year period.

On May 29, 1998, HomeSide purchased the operations of NationsBank's subsidiary, Loan America, a national broker network. This purchase is contributing to HomeSide's expansion of its broker network, a production channel that is key to HomeSide's variable cost origination strategy. The broker channel volume increased 21% from the period from February 11, 1998 to September 30, 1998, on an annualized basis.

Consumer direct lending volume increased 44%, on an annualized basis, from the period from February 11, 1998 to September 30, 1998. HomeSide made significant investments during the fiscal year ended 1999 in its consumer direct technology platform. This advanced platform combines telephone and internet loan origination capabilities. HomeSide also partnered with Intuit and Microsoft to grow the direct lending channel by increasing internet business.

The interest rate environment has significantly affected the size of the mortgage origination market, primarily refinances. When interest rates decline, increasing numbers of mortgagees refinance their loans. As a result, the mortgage origination market grows. During 1998 and 1999, periods of high refinances, HomeSide strived to keep production at sustainable levels should the market size return to 1997 and 1996 volumes. As an alternative, HomeSide emphasized its acquisitions strategy to maintain and increase the servicing portfolio size during these periods of relatively high portfolio runoff.

As part of this acquisition strategy, HomeSide completed bulk acquisitions totaling $35.6 billion and $18.9 billion for the fiscal year ended September 30, 1999 and the period from February 11, 1998 to September 30, 1998, respectively. These purchases were a continuation of HomeSide's targeted approach to grow the servicing portfolio. Included in bulk acquisitions for the fiscal year ended 1999 is the March 4, 1999 purchase of First Chicago NBD Mortgage Company's $18.0 billion servicing portfolio. This acquisition is an expansion of HomeSide's strategic alliance with Bank One. In addition, First Chicago has committed to sell the servicing rights associated with its residential mortgage originations to HomeSide on a flow basis. Also included in 1999 bulk acquisitions are $5.0 billion in mortgage loans purchased from People's Bank on November 23, 1998 and $8.8 billion in mortgage loans purchased from Cendant during the fiscal year. Included in bulk acquisitions for fiscal 1998 is the $16.6 billion servicing portfolio from Bank One on June 5, 1998.

Servicing Portfolio

Management believes that HomeSide is one of the most efficient mortgage loan servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of $144.9 billion, HomeSide services the loans of approximately
1.7 million homeowners from across the United States and is committed to protecting the value of this important asset by a sophisticated risk management strategy. HomeSide anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide's focus on efficient and low cost processes is pursued through the selective use of automation as well as the strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures. At September 30, 1999, HomeSide was ranked the seventh largest servicer in the United States, with approximately 3.1% market share of the $4.7 trillion single family mortgages outstanding.

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the year ended September 30, 1999 and the period from February 11, 1998 to September 30, 1998 (in millions):



                                      For the Fiscal            For the Period From
                                        Year Ended              February 11, 1998 to
                                    September 30, 1999           September 30, 1998
                                 -------------------------    -------------------------
Balance at beginning of period            $114,902                     $ 98,906
Additions                                   66,541                       35,773
Reductions:
   Scheduled amortization                    3,386                        1,747
   Prepayments                              30,201                       16,809
   Foreclosures                              1,296                          848
   Sales of servicing                        1,694                          373
                                 -------------------------    -------------------------
Total reductions                            36,577                       19,777
                                 -------------------------    -------------------------
Balance at end of period                  $144,866                     $114,902
                                 =========================    =========================

The number of loans serviced at September 30, 1999 was 1,656,986 compared to 1,394,286 at September 30, 1998. HomeSide's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale. A key to efficiently servicing HomeSide's future portfolio growth is its proprietary servicing software. This system allows HomeSide to double the number of loans typically serviced on a single system. HomeSide had substantially converted its loan servicing portfolio to its proprietary servicing software at September 30, 1998.

Results of Operations for the fiscal year ended September 30, 1999 compared to the period from February 11, 1998 to September 30, 1998:

Summary

HomeSide's net income, excluding goodwill amortization from the acquisition of HomeSide by the National, increased on an annualized basis to $104.1 million for the year ended September 30, 1999 from $62.7 million for the period from February 11, 1998 to September 30, 1998. Total revenues for the fiscal year ended September 30, 1999 increased on an annualized basis to $420.2 million from $250.3 million for the period from February 11, 1998 to September 30, 1998. Annualized increases in net income and revenues for the fiscal year 1999 compared to the period from February 11, 1998 to September 30, 1998 were primarily attributable to increases in loan production volumes and growth in the servicing portfolio through strategic bulk acquisitions. Record low mortgage rates and high mortgage pre-payment activity continued in the U.S. housing market through the third quarter of fiscal 1999. Total expenses increased on an annualized basis for the fiscal year ended September 30, 1999 from the period February 11, 1998 to September 30, 1998 as a result of increases in production volume, expenses associated with the growing mortgage servicing portfolio and high loan pre-payment activity.

Net Servicing Revenue

Net servicing revenue was $198.9 million for the fiscal year ended September 30, 1999 compared to $122.8 million for the period from February 11, 1998 to September 30, 1998. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights expense.

Mortgage servicing fees increased 21%, on an annualized basis to $606.0 million for the fiscal year ended September 30, 1999 from $312.7 million for the period from February 11, 1998 to September 30,1998, primarily as a result of strategic acquisitions and growth of the servicing portfolio through loan production channels. The servicing portfolio increased to $144.9 billion at September 30, 1999 compared to $114.9 billion at September 30, 1998, due to increased production volume and bulk acquisitions, partially offset by loan prepayments and scheduled amortization. HomeSide's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.44% at September 30, 1999 and 7.72% at September 30, 1998. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.467% for the fiscal year ended September 30, 1999 and 0.469% for the period from February 11, 1998 to September 30, 1998.

Amortization expense increased 34% on an annualized basis to $407.1 million for the fiscal year ended September 30, 1999 from $189.9 million for the period from February 11, 1998 to September 30, 1998 due to increased prepayment rates. Prepayment rates were affected by the increased level of refinance activity during fiscal 1999, which was driven by the relative level of mortgage interest rates and activity in the home purchase market. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense.

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

Net interest revenue totaled $59.5 million for the fiscal year ended September 30, 1999, approximately equal on an annualized basis to net interest income of $37.3 million for the period from February 11, 1998 to September 30, 1998. Net interest earned on mortgage loans held for sale increased as a result of increased production, on an annualized basis, during the fiscal year ended September 30, 1999. Credits earned on escrow deposits increased, on an annualized basis, due to an increase in loan prepayments during the fiscal year ended September 30, 1999. The principal balances of prepaid mortgage loans are accumulated in escrow accounts before they are remitted to investors. These increases were offset by increased interest expense on borrowings to fund the growing mortgage servicing assets.

During the fiscal year 1999, HomeSide diversified funding sources by establishing a $1.5 billion commercial paper program, increasing its medium-term note shelf registration by $1.0 billion, and issuing $230 million in floating rate notes. In June 1998, HomeSide established a line of credit with the National with the borrowing rate of LIBOR. The line of credit agreement was amended on June 22, 1999. Under the credit facility, HomeSide can borrow up to $2.5 billion, subject to limits imposed by regulatory authorities. As of September 30, 1999, Australian financial regulations limited the National's ability to lend funds to HomeSide, a non-bank affiliate, to approximately $2.1 billion.

Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

Net mortgage origination revenue was $155.9 million for the fiscal year ended September 30, 1999 compared to $83.7 million for the period from February 11, 1998 to September 30, 1998, a 16% increase on an annualized basis. This increase is attributable to an annualized increase in HomeSide's loan production volumes resulting from increases in refinancing levels and the origination market through the third quarter of fiscal 1999.

Other Income

Other income for the fiscal year ended September 30, 1999 was $5.8 million compared to $6.5 million for the period from February 11, 1998 to September 30, 1998. The decrease was primarily due to the prior year recognition of income in relation to payments received for termination of the Preferred Seller arrangement with NationsBank that resulted from the NationsBank acquisition of Barnett.

Salaries and Employee Benefits

Salaries and employee benefits expense was $132.7 million for the fiscal year ended September 30, 1999 compared to $74.0 million for the period from February 11, 1998 to September 30, 1998. The average number of full-time equivalent employees increased to 2,627 for the fiscal year ended September 30, 1999 from 2,356 for the period from February 11, 1998 to September 30, 1998. The increases on an annualized basis were due to growth in the number of employees to service the growing mortgage servicing portfolio, increased prepayment activity and increased production volume.




Occupancy and Equipment Expense

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the fiscal year ended September 30, 1999 was $28.3 million compared to $13.1 million for the period from February 11, 1998 to September 30, 1998. The annualized increase was mainly due to increased expenses incurred to enhance processing systems and technology expenditures necessary to support targeted business growth.

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

During the fiscal year ended September 30, 1999, the servicing losses on investor-owned loans and foreclosure-related expenses totaled $31.7 million compared to $21.2 million for the period from February 11, 1998 to September 30, 1998. The decrease, on an annualized basis, was primarily attributable to a decrease in loan charge-offs.

Included in accounts payable and accrued liabilities at September 30, 1999 and September 30, 1998 is a reserve for estimated servicing losses on investor-owned loans of $16.7 million and $21.7 million, respectively. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. The reserve was reduced in fiscal 1999 based on a reduction in charge-off and delinquency trends and changes in HomeSide's portfolio characteristics. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing losses are generally greatest during the three to six year age of the loan.

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                                                                 September 30, 1999    September 30, 1998
                                                                                 ------------------    -------------------
Servicing Portfolio Delinquencies, excluding bankruptcies (at end of period)
          30 days                                                                      3.33%                 3.72%
          60 days                                                                      0.64%                 0.81%
          90+ days                                                                     0.53%                 0.65%
                                                                                 ------------------    -------------------
               Total past due                                                          4.50%                 5.18%
                                                                                 ==================    ===================
          Foreclosures pending                                                         0.61%                 0.70%
                                                                                 ==================    ===================

                                                                                 September 30, 1999     September 30, 1998
                                                                                 ------------------    -------------------

Weighted average portfolio age in months                                               44.1                   46.1

Other Expenses and Goodwill Amortization

Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

Other expenses, excluding goodwill amortization of $35.0 million resulting from the acquisition of HomeSide by the National, were $60.1 million during the fiscal year ended September 30, 1999, compared to $39.2 million for the period from February 11, 1998 to September 30, 1998, a 4% decrease on an annualized basis. The annualized decrease was primarily due to lower consulting, advertising, litigation and insurance expenses associated with a decrease in production volumes and loan pre-payment activity during the fourth quarter of fiscal 1999.


Income Tax Expense

HomeSide's income tax expense was $63.2 million for the fiscal year ended September 30, 1999 and $40.1 million for the period from February 11, 1998 to September 30, 1998. The effective income tax rate for the fiscal year ended September 30, 1999 and for the period from February 11, 1998 to September 30, 1998 was approximately 48% and 50% respectively.

Risk Management Activities

HomeSide has a risk management program designed to protect the economic value of its mortgage servicing portfolio from declines in value primarily due to increases in estimated loan prepayment speeds, which are mainly influenced by declines in interest rates. When loans prepay faster than anticipated, the cash flow HomeSide expects to receive from servicing such loans is reduced. The value of mortgage servicing rights is based on the present value of the cash flows to be received over the life of the loan and therefore, the value of the servicing portfolio declines as prepayments increase.

During the fiscal year ended September 30, 1999, HomeSide utilized options on U.S. Treasury bond and note futures, U.S. Treasury bond and note futures, options on Eurodollar futures, swaptions and interest rate swap cap structures to protect a significant portion of the market value of its mortgage servicing portfolio from a decline in value. The risk management contracts used by HomeSide have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management contracts tend to decline in value as interest rates rise. Accordingly, changes in value of these risk management instruments will tend to move inversely with changes in value of HomeSide's mortgage servicing rights.

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

During the fiscal year ended September 30, 1999, deferred losses on risk management contracts resulted in net deferred hedge losses of $494.7 million which were substantially offset by changes in the value of mortgage servicing rights and included in the carrying value of mortgage servicing rights. Activity in the deferred hedge account during the fiscal year ended September 30, 1999 is as follows (in thousands):

  Net deferred hedge gain at October 1, 1998                  $ 389,572
  Net deferred hedge losses                                    (898,112)
  Amortization                                                   13,797
                                                            --------------------
  Net deferred hedge loss at September 30, 1999               $(494,743)
                                                            ====================

HomeSide's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management contracts at September 30, 1999 was ($290.4) million. This amount is comprised of interest rate swaps, caps and swaptions with a fair value of $(349.8) million, partially offset by options on U.S. Treasury bonds and options on Eurodollar futures with a fair market value of $59.4 million. The premiums paid on options along with amounts due to or from counterparties related to risk management contracts are included in Other Assets and Other Liabilities in the accompanying consolidated balance sheets. See "-- Liquidity and Capital Resources" for further discussion of HomeSide's sources and uses of cash. See
Note 3 of Notes to Consolidated Financial Statements for a description of HomeSide's accounting policy for its risk management contracts. See Notes 12 and 13 of Notes to Consolidated Financial Statements for additional fair value disclosures with respect to HomeSide's risk management contracts.


Liquidity and Capital Resources

The Company's principal financing needs are the financing of loan origination activities and the investment in mortgage servicing rights. To meet these needs, the Company currently utilizes funding from an independent syndicate of banks and from the National, commercial paper, medium-term notes and cash flow from operations. In the past, the Company has also utilized short-term credit facilities and public offerings of common stock. HomeSide continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include methods designed to expand the Company's financial capacity and reduce its cost of capital. In addition, to facilitate the sale and distribution of certain mortgage products, HomeSide Mortgage Securities, Inc., a wholly-owned subsidiary of HomeSide, may continue to issue mortgage backed securities.

Operations

Net cash provided by operations for the fiscal year ended September 30, 1999 was $1,459.2 million. Net cash used in operations for the period from February 11, 1998 to September 30, 1998 was $408.0 million. The primary uses of cash in operations were to fund loan originations and pay corporate expenses. These uses of cash were offset by cash provided from servicing fee income, loan sales and principal repayments. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Decreases in long-term interest rates generally result in higher loan refinancing activity, which results in higher cash demands to meet increased loan production levels. Higher cash demands to meet increased loan production levels are primarily met through borrowings and loan sales.

Investing

Net cash used in investing activities was $1,374.1 million and $612.2 million for the fiscal year ended September 30, 1999 and for the period from February 11, 1998 to September 30, 1998, respectively. For the fiscal year ended September 30, 1999, cash was used for the purchase and origination of mortgage servicing rights, the purchase of risk management contracts and the purchase of premises and equipment. Uses of cash were partially offset by cash provided by early pool buyout reimbursements. For the period from February 11, 1998 to September 30, 1998, cash was used for the purchase and origination of mortgage servicing rights, funding the early pool buyout program and the purchase of premises and equipment. These uses of cash were offset by net proceeds from risk management contracts. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide's hedging needs. HomeSide is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.

Financing

Net cash provided by financing activities was $82.7 million for the fiscal year ended September 30, 1999 and $1,023.1 million for the period from February 11, 1998 to September 30, 1998. The primary source of cash from financing activities during the fiscal year ended September 30, 1999 was from the issuance of commercial paper and short-term notes. Cash used in financing activities during the period ended September 30, 1999 was for the re-payment of borrowings from HomeSide's line of credit and dividends paid to the Parent. The primary source of cash from financing activities during the period from February 11, 1998 to September 30, 1998 was from the issuance of medium-term notes and net borrowings from HomeSide's line of credit. Cash used in financing activities during the period from February 11, 1998 to September 30, 1998 was used for the payment of debt issue costs and dividends to the Parent.

During the fiscal year ended September 30, 1999, net cash provided by operations was $1,459.2 million, net cash used in investing activities was $1,374.1 million and net cash provided by financing activities was $82.7 million, resulting in a net increase in cash of $167.9 million. HomeSide expects that to the extent cash generated from operations is inadequate to meet its liquidity needs, those needs can be met through financing from its bank credit facility and other facilities which may be entered into from time to time, as well as from the issuance of debt securities in the public markets. Accordingly, HomeSide does not currently anticipate that it will make sales of servicing rights to any significant degree for the purpose of generating cash. Nevertheless, in addition to its cash and mortgage loans held for sale balances, HomeSide's portfolio of mortgage servicing rights provides a potential source of funds to meet liquidity requirements, especially in periods of rising interest rates when loan origination volume slows. Repurchase agreements also provide an alternative to the bank line of credit for mortgages held for sale. Future cash needs are highly dependent on future loan production and servicing results, which are influenced by changes in long-term interest rates.

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

The Company established in its Year 2000 Program certain key milestones and an internal timetable for the change to 2000 in line with or ahead of its regulator's suggested completion dates for core systems. These were:

o Assessment of substantially all systems and processes by July 31, 1998 - Completed by target date;

o Remediation and internal testing of all mission critical applications by December 31, 1998 - Completed by target date;

o End-to-end testing of all mission critical systems with material third parties by March 31, 1999 - Substantially completed by July 31, 1999, now complete;

o Remediation and testing of all non-mission critical systems by June 30, 1999 - Substantially completed by target date, now complete; and

o clean management of all systems through 1999 - implemented throughout the Company.

All End-to-End testing, with material external parties and others, is complete. As of March 31, 1999, HomeSide successfully completed the mandatory components of the MBA Year 2000 Readiness Test, including Fannie Mae, Freddie Mac and Ginnie Mae. Optional components of the MBA Year 2000 Readiness Test were substantially completed by June 30, 1999.

The Company's two most critical business applications are its primary mortgage servicing software systems: MSP (licensed from and supported by Alltel Information Services, Inc.) and ALSS (a proprietary software system supported by the Company). As to these two systems, assessment, remediation, testing, implementation and check-off are complete, the systems have been returned to production and clean management procedures are in place.

The Company's Year 2000 Program also addresses end-user computing issues presented by the Year 2000 change. As to end-user computing issues (systems and business processes other than information technology systems), assessment, remediation, testing, implementation and check-off are now complete and clean management procedures are in place.

Since September 30, of 1999, the emphasis of the Company's Year 2000 Program has been on continued assurance testing, finalization, refinement and testing of transition plans, monitoring of Year 2000 readiness efforts by the Company's customers, vendors and other third parties with whom the Company has relationships, and clean management of systems and processes. Clean management of systems involves developing and implementing procedures and practices to prevent the reintroduction of non-compliant applications, products and processes into the operating environment once Check-Off has been completed. The Company has developed and implemented a Clean Management Strategy on a Company-wide basis.

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

The Company has been conducting ongoing reviews of the Year 2000 efforts of its mission critical vendors, customers and service providers. The Company has identified a number of mission critical third parties whose Year 2000 failure may reasonably be expected to have a material adverse impact on the Company's results of operations. Examples of such third parties include: the Company's primary software licensor, Alltel Information Services, Inc.; the Company's sole provider of insurance processing services; the Company's sole provider of tax payment services; and the Company's sole provider of foreclosure services. Catastrophic failure by any of these parties would have a material adverse effect on the Company. The Company is targeting these mission critical third parties for particular scrutiny regarding their preparations for the change to 2000. That process will continue across the date change and into the first quarter of 2000.

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

Transition Planning. Transition planning is concerned with identifying and preparing for specific issues and risks associated with the period of October 1, 1999 through March 31, 2000. The Company has developed a corporate-wide Transition Strategy. The objective of the Company in transition planning is to ensure a Company-wide capability to manage internal and externally generated events as and when they might arise. Transition plans for the century rollover and beyond were completed by September 30, 1999. The Company successfully conducted a "dress rehearsal" to test its Transition capabilities over the November 6, 1999 weekend.

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

The Company's contingency plans have been reviewed and approved by the Company's Program Office and executive management and, where possible, tested. Testing and assurance testing of the Company's continuity plans was substantially completed by September 30, 1999. Given the potential scope of Year 2000 events, it is possible that despite considerable planning, the Company's business continuity plans for the date change to 2000 may only assist in the reduction of the degree of disruption rather than its avoidance.

Cost of Year 2000 Efforts. As described above, the Company has conducted a thorough year 2000 program, covering all aspects of its business, to ensure that it successfully manages the change to 2000. As previously disclosed, the Company presently estimates these costs to total approximately $13.5 million.

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

Through September 30, 1999, the Company had expended approximately $10.4 million of its total Year 2000 budget. Through December 15, 1999, the most recent date for which information is available prior to this filing, the Company had expended approximately $12.2 million of its total Year 2000 budget. The Company has incurred significant expenditures in the fourth calendar quarter of 1999 associated with proactive communications to its customers. The Company has allocated $1.7 million of its total Year 2000 budget to transition management during the period of June 1, 1999 through January 31, 2000, a majority of which has been expended through the date of this filing. The Company will continue to incur significant expenditures associated with employee retention efforts, continued assurance testing, clean management of systems and processes, transition planning and maintenance of its Year 2000 Program Office through March 31, 2000.

The Company expensed its remediation costs as they were incurred, with the exception of new hardware and software purchases, which were capitalized. The source of funds for Year 2000 remediation is operating income of the Company. The percentage of the Company's information technology budget devoted to Year 2000 efforts in the quarter ended September 30, 1999, was approximately 7.0%. The Company is unable to readily determine the cost of replacement of non-compliant systems that are being replaced in the ordinary course of business. No significant information technology projects have been deferred due to Year 2000 efforts.

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

Quantitative and Qualitative Market Risk

Interest rate risk is the most significant market risk affecting HomeSide. Interest rate risk is the possibility that changes in interest rates will cause unfavorable changes in net income or in the value of interest rate-sensitive assets, liabilities and commitments. From a corporate perspective, the economics of the Company's production and servicing lines-of-business can be leveraged, in part, to mitigate the Company's exposure to interest rate risk. In addition and as part of its risk management programs, the Company purchases financial instruments and enters into financial agreements with off-balance sheet risk in the normal course of business to manage its exposure to interest rate risk. The Company uses financial instruments for the purpose of managing interest rate risks to protect the value of its mortgage loans held for sale and mortgage commitment pipeline. Additionally, risk management instruments are used by HomeSide to manage interest rate risk associated with the value of its mortgage servicing rights which have characteristics such that they tend to decrease in value as interest rates decline and increase in value as interest rates rise. Interest rate swaps are also used to effectively convert fixed-rate funding sources to floating rate. The Company has no market risk sensitive instruments held for trading purposes.

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

The sensitivity analyses described above were applied to the Company's rate-sensitive assets, liabilities, commitments and the Company's on- and off-balance sheet financial instruments at September 30, 1999. The sensitivity analyses reflect that a sudden and sustained 50 basis point increase in rates would result in a positive variance to net income of $6.0 million over a simulated 12-month period. A sudden and sustained 50 basis point decrease in rates would result in a negative variance to net income of $11.5 million over a simulated 12-month period. Under neither rate scenario would net income be affected by impairment of rate-sensitive assets. The sensitivity analyses is based on planned product volumes and margins, which are regularly updated to reflect the Company's latest views on the business and interest rate environments.

For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management Activities",
Note 12, "Disclosures About Fair Value of Financial Instruments" and Note 13, "Risk Management and Off-Balance Sheet Financial Instruments" in the Notes to Consolidated Financial Statements in the Company's Annual Report.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
HomeSide Lending, Inc.

We have audited the accompanying consolidated balance sheets of HomeSide Lending, Inc. and subsidiaries as of September 30, 1999 and September 30, 1998, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for the fiscal year ended September 30, 1999 and the period from February 11, 1998 to September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeSide Lending, Inc. and subsidiaries as of September 30, 1999 and September 30, 1998, and the results of their operations and their cash flows for the fiscal year ended September 30, 1999 and the period from February 11, 1998 to September 30, 1998 in conformity with generally accepted accounting principles.


KPMG LLP
Jacksonville, Florida
October 19, 1999


                     HOMESIDE LENDING, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)



                                                                            September 30,  1999         September 30, 1998
                                                                      -------------------------    -----------------------
ASSETS
Cash and cash equivalents                                                          $  202,859                 $   35,008
Mortgage loans held for sale, net                                                   1,292,562                  2,048,989
Mortgage servicing rights, net                                                      3,478,835                  1,766,214
Early pool buyout advances                                                            335,059                    759,579
Accounts receivable, net                                                              255,759                    272,005
Premises and equipment, net                                                            67,900                     45,657
Goodwill, net                                                                         648,087                    677,049
Other assets                                                                           82,591                    115,660
                                                                          -----------------------   ------------------------
Total Assets                                                                       $6,363,652                 $5,720,161
                                                                          =======================   ========================
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued liabilities                                           $  666,736                 $  236,940
Notes Payable                                                                       2,899,304                  2,749,000
Long-term debt                                                                      1,184,384                  1,185,926
Deferred income taxes, net                                                            257,089                    192,781
                                                                          -----------------------   ------------------------
Total Liabilities                                                                  $5,007,513                 $4,364,647
                                                                          -----------------------   ------------------------

Commitments and Contingencies

Stockholder's Equity:
  Common stock:
     Common  stock,  $1.00  par  value,  100  shares   authorized,   issued  and
         outstanding, all pledged as second priority collateral on the
         long-term debt of the Parent                                              $    -                     $    -
  Additional paid-in capital                                                        1,323,071                  1,322,387
  Retained earnings                                                                    33,068                     33,127
                                                                          -----------------------   ------------------------
Total Stockholder's Equity                                                          1,356,139                  1,355,514
                                                                          -----------------------   ------------------------
Total Liabilities and Stockholder's Equity                                         $6,363,652                 $5,720,161
                                                                          =======================   ========================

   The accompanying notes are an integral part of these financial statements.


                     HOMESIDE LENDING, INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)




                                                               For the Fiscal            For the Period From
                                                                 Year Ended             February 11, 1998 to
                                                             September 30, 1999          September 30, 1998

REVENUES:
Mortgage servicing fees                                                 $ 605,995                   $ 312,678
Amortization of mortgage servicing rights                                (407,085)                   (189,881)
                                                           ------------------------    ------------------------
    Net servicing revenue                                                 198,910                     122,797

Interest income                                                           181,173                      99,749
Interest expense                                                         (121,697)                    (62,476)
                                                           ------------------------    ------------------------
    Net interest revenue                                                   59,476                      37,273

Net mortgage origination revenue                                          155,937                      83,706
Other income                                                                5,844                       6,495
                                                           ------------------------    ------------------------
    Total Revenues                                                        420,167                     250,271

EXPENSES:
Salaries and employee benefits                                            132,716                      73,983
Occupancy and equipment                                                    28,319                      13,107
Servicing losses on investor-owned loans
   and foreclosure-related expenses                                        31,749                      21,202
Goodwill amortization                                                      34,965                      22,283
Other expenses                                                             60,077                      39,150
                                                           ------------------------    ------------------------
    Total Expenses                                                        287,826                     169,725

Income before income taxes                                                132,341                      80,546
Income tax expense                                                         63,234                      40,101
                                                           ------------------------    ------------------------

Net Income                                                               $ 69,107                    $ 40,445
                                                           ========================    ========================

   The accompanying notes are an integral part of these financial statements.


                     HOMESIDE LENDING, INC. and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                    (dollars in thousands, except share data)


                                                                            Additional
                                               Numbers         Common        Paid-in        Retained
                                              of Shares        Stock         Capital        Earnings         Total
                                            ---------------------------------------------------------------------------
Balance, February 11, 1998                         100       $     --     $1,322,387        $     --        $1,322,387
  Net Income
                                                                                               40,445           40,445
  Dividends declared and paid to Parent                                                        (7,318)          (7,318)
                                            ---------------------------------------------------------------------------
Balance, September 30, 1998                        100       $     --     $1,322,387        $  33,127       $1,355,514

Net income                                                                                     69,107           69,107
Dividends declared and paid to Parent                                                         (69,166)         (69,166)
Additional paid-in capital associated with
acquisition by the National                                                     684                                684
                                            ---------------------------------------------------------------------------
Balance,  September 30, 1999                       100       $     --     $1,323,071        $  33,068       $1,356,139
                                            ===========================================================================





   The accompanying notes are an integral part of these financial statements.



                     HOMESIDE LENDING, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)




                                                                   For the Fiscal        For the Period from
                                                                     Year Ended          February 11, 1998 to
                                                                 September 30, 1999       September 30, 1998
                                                               -----------------------  -----------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                       $        69,107          $        40,445
Adjustments  to reconcile net income to net cash provided
  by (used in) operating activities:
  Amortization of mortgage servicing rights                              407,085                  189,881
  Depreciation and amortization                                           44,416                   24,595
  Servicing losses on investor-owned loans                                 5,523                   10,314
  Change in deferred income tax liability                                 63,234                    7,908
  Mortgage loans originated and purchased for sale                   (22,146,930)             (12,697,763)
  Proceeds and principal repayments of mortgage loans held
    for sale                                                          22,903,357               12,008,178
  Change in accounts receivable                                            5,473                  (11,694)
  Change in other assets and accounts payable and accrued
    liabilities                                                          107,973                   20,172
                                                               -----------------------  -----------------------
    Net cash provided by (used in) operating activities                1,459,238                 (407,964)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of premises and equipment, net                                  (30,561)                 (20,067)
Acquisition of mortgage servicing rights                              (1,221,594)                (392,862)
Net (purchases of) proceeds from risk management contracts              (546,421)                 387,276
Early pool buyout reimbursements (advances)                              424,520                 (385,580)
Acquisition of Banc One Mortgage Corp., net of repayments                   -                    (201,000)
                                                               -----------------------  -----------------------
    Net cash used in investing activities                             (1,374,056)                (612,233)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net (repayments to) borrowings from banks                             (1,240,498)                 624,044
Issuance of commercial paper, net of repayments                        1,163,903                     -
Issuance of notes payable                                                230,000                  410,000
Payment of debt issue costs                                                 (701)                  (3,262)
Repayment of long-term debt                                                 (869)                    (372)
Dividends paid to the Parent                                             (69,166)                  (7,318)
                                                               -----------------------  -----------------------
    Net cash provided by financing activities                             82,669                1,023,092

Net increase in cash and cash equivalents                                167,851                    2,895
Cash and cash equivalents at beginning of period                          35,008                   32,113
                                                               -----------------------  -----------------------
Cash and cash equivalents at end of period                        $      202,859            $      35,008
                                                               =======================  =======================



Supplemental disclosure of cash flow information:
Interest paid                                                     $      118,450            $      56,094
Income taxes paid                                                 $       14,654            $      28,835




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

As discussed in Note 2, on February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide International, Inc. (the "Parent") and the Company adopted a fiscal year end of September 30 to conform to the fiscal year of the National. HomeSide's predecessor ("HomeSide Predecessor") commenced operations and was formed through the acquisition of the mortgage banking operations of the former BankBoston, N.A. ("BBMC Predecessor" to HomeSide Predecessor) on March 16, 1996. HomeSide Predecessor subsequently purchased the mortgage banking operations of Barnett Banks, Inc. Unless otherwise designated, the term "HomeSide" refers to the Company for the periods subsequent to February 10, 1998, to HomeSide Predecessor for the periods from March 16, 1996 to February 28, 1997 and March 1, 1997 to February 10, 1998, and to BBMC Predecessor for periods prior to March 16, 1996. The accompanying consolidated financial statements of HomeSide include the accounts of HomeSide and its subsidiaries, after elimination of all material intercompany balances and transactions. Amounts of acquired companies have been included from the date of acquisition. Certain reclassifications have been made to the financial statements for the period from February 11, 1998 to September 30, 1998, to conform to the presentation for the year ended September 30, 1999.

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

The accompanying financial statements of HomeSide Lending, Inc. have been prepared for the year ended September 30, 1999 and for the period from February 10, 1998 to September 30, 1998 to coincide with the acquisition of HomeSide by the National and the subsequent adoption of a September 30 fiscal year end.

2.  ORGANIZATION

On December 11, 1995, HomeSide was formed by an investor group, consisting of Thomas H. Lee Company and Madison Dearborn Partners (collectively, the "Investors"), and signed a definitive stock purchase agreement with The First National Bank of Boston ("BankBoston") for the purpose of acquiring certain assets and liabilities of the mortgage banking business owned by BankBoston. BankBoston received cash and an ownership interest in HomeSide . The transaction closed on March 15, 1996 and HomeSide began operations on March 16, 1996. In March 1999, Fleet Financial Group, Inc. and BankBoston, N.A. entered into an agreement and plan of merger providing for the merger of BankBoston, N.A. with and into Fleet Financial Group, Inc.

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

On January 9, 1998, NationsBank Corporation, now BankAmerica Corporation, acquired all the outstanding common stock of Barnett Banks, Inc.

On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of the Parent. As consideration, the National paid $27.825 per share for all of the outstanding common stock and paid $17.7 million cash to retire all outstanding stock options. The total purchase price was approximately $1.2 billion. The National paid for the purchase with borrowed and available funds. The transaction was accounted for as a purchase. As a result, all assets and liabilities were recorded at their fair value on February 11, 1998, and the purchase price in excess of the fair value of net assets acquired of $719.6 million was recorded as goodwill. Following the transaction described above, the National now owns 100% of the Parent's common stock and the Parent has become an indirect wholly-owned subsidiary of the National. HomeSide also adopted a fiscal year end of September 30 to conform to the fiscal year of the National.

 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements and notes thereto in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosed amount of contingent liabilities. On an ongoing basis, management reviews its estimates, including those related to risk management, litigation, contracts, credit losses, and mortgage servicing rights. Although the Company has internal control systems in place to ensure that estimates can be reliably measured, actual results may differ from those estimates. It is not anticipated that such differences would be material.

Risk management of mortgage loan originations

HomeSide utilizes a risk management program to protect and manage the value of its mortgage loans held for sale and mortgage commitment pipeline. As a result, the Company is party to various derivative financial instruments to reduce its exposure to interest rate risk. These financial instruments primarily include mandatory forward delivery commitments, treasury forwards, and put and call option contracts on mortgage-backed securities. The Company uses these financial instruments for the purposes of managing its resale pricing and interest rate risks. These financial instruments are designated as hedges to the extent they demonstrate a high degree of correlation with the underlying hedged items. Accordingly, hedging gains and losses related to this risk management program are deferred and recognized as a component of the gain or loss on sale of the underlying mortgage loans or mortgage-backed securities. Such gains and losses are included in mortgage origination revenue. Hedge losses are recognized currently if the deferral of such losses would result in mortgage loans held for sale and the pipeline being valued in excess of their estimated net realizable value.

Premiums paid for purchased put and call option contracts are included in other assets and amortized over the options' contract period as a component of mortgage origination revenue. Unamortized premiums are recognized as a component of mortgage origination revenue at the earlier of the expiration of the underlying contract or when exercise of the contract is considered unlikely.

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

Options on U.S. Treasury bond and note futures, U.S. Treasury bond and note futures, Eurodollar futures, and interest rate swaps, caps and swaptions are used by HomeSide to manage interest rate risk. When purchased, the risk management instruments are designated to a specific strata of mortgage servicing rights. The risk management instrument contracts are marked-to-market and changes in market value are included as adjustments to the basis of the related mortgage servicing right asset being hedged. Deferred hedge gains and losses are amortized and evaluated for impairment in the same manner as the related mortgage servicing rights. Correlation between changes in the risk management contracts and changes in the value of HomeSide's mortgage servicing rights is assessed on a quarterly basis to ensure that high correlation is maintained over the term of the hedging program. If management's ongoing assessment of correlation indicates that high correlation is not being achieved, the Company will discontinue the application of hedge accounting and recognize a gain or loss to the extent the hedge results have not been offset by changes in value of the hedged asset during the hedge period.

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

Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing revenue. They are evaluated for impairment by comparing the carrying amount of the servicing rights to their fair value. Fair value is estimated based on the market prices of similar mortgage servicing assets and on discounted future net cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. For purposes of measuring impairment, the mortgage servicing rights are stratified by the predominant risk characteristics which include product types of the underlying loans and interest rates of mortgage notes . Impairment, if any, is recognized through a valuation reserve for each impaired stratum and is included in amortization of mortgage servicing rights.

Cash

Cash and cash equivalents include cash and due from banks, interest-bearing deposits and margin deposits with an original maturity of three months or less. Margin deposits associated with the risk management program for mortgage servicing rights and interest rate swaps for debt instruments are maintained with brokers in accordance with the requirements of International Swap Deal Agreements. At September 30, 1999, margin deposits amounted to approximately $179.5 million.

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

In December 1998, HomeSide Lending entered into a Pooling and Servicing Agreement with Banc One Trust Company, N.A., as Trustee, and HomeSide Funding, as Transferor, pursuant to which approximately $487 million of delinquent mortgage loans were sold to HomeSide Funding during the fiscal year ended September 30, 1999. Subsequently, these loans were sold to the HomeSide Mortgage Loan Buyout Trust 1998-A. At September 30, 1999, HomeSide held a residual interest in loans sold to HomeSide Funding in the amount of $10.3 million, which approximated fair value.



Premises and equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range up to thirty years. Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the term of the lease.

Long-lived assets are evaluated regularly for other-than-temporary impairment. If circumstances suggest that their value may be impaired and the write-down would be material, an assessment of recoverability is performed prior to any write-down of the asset. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the statement of income.

The Company capitalizes certain software development and implementation costs in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Development and implementation costs are expensed until the Company has determined that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct external implementation costs and purchase software costs are capitalized and amortized using the straight-line method over the remaining estimated useful lives, not exceeding five years.

Goodwill

Goodwill, representing the excess of the purchase consideration over the fair value of the identifiable net assets acquired on the date of acquisition, is recognized as an asset. Goodwill is amortized from the date of acquisition by systematic charges on a straight-line basis against income over the period in which the benefits are expected to arise, but not exceeding 20 years.
Accumulated goodwill amortization at September 30, 1999 and 1998 was $58.8 million and $22.8 million, respectively. The carrying value of goodwill is reviewed at least annually. If the carrying value of goodwill exceeds the value of the expected future benefits, the difference is charged against income.

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

New accounting standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement standardizes the accounting for derivative instruments and hedging activities by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, a derivative instrument may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, (b) a hedge of the exposure to variability in the cash flows of recognized assets, liability or forecasted transaction or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a forecasted transaction or a net investment in a foreign operation. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." This statement deferred the effective date of FAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. Management has not yet determined the impact of these statements on the financial statements of HomeSide.

In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." ("SFAS 134") This statement further amends Statement No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement was effective for the first fiscal quarter beginning after December 15, 1998. Management has determined that no adjustment or reclassification should be made to the financial statements of HomeSide pursuant to SFAS 134.

4.  ACQUISITIONS AND STRATEGIC ALLIANCES

Strategic Alliance with Cendant Mortgage Corporation

On June 15, 1999, HomeSide announced that it had formed a strategic alliance with Cendant Mortgage Corporation. Cendant Mortgage has agreed to sell up to $7.0 billion in mortgage servicing rights on a flow basis annually to HomeSide over a 5 year period. For the year ended September 30, 1999, HomeSide has purchased and will service $8.8 billion of Cendant Mortgage's portfolio, representing approximately 78,000 loans. Cendant Mortgage is one of the largest retail originators in the United States.

Strategic Alliance with First Chicago NBD Mortgage Company

On March 4, 1999, HomeSide agreed to purchase or sub-service the servicing portfolio of First Chicago NBD Mortgage Company ("First Chicago"). This transaction represents a modification and an expansion of HomeSide's strategic alliance with Banc One Mortgage Corporation ("Banc One"). This resulted in (i) an increase in HomeSide's servicing portfolio of approximately $18 billion; (ii) a change in Banc One's residential mortgage loan delivery method to HomeSide from a whole loan basis to a servicing rights-only flow basis; and (iii) a commitment from First Chicago to sell the servicing rights associated with its residential mortgage production to HomeSide on a flow basis.

Acquisition of Banc One Mortgage Corporation

On April 1, 1998, HomeSide entered into an agreement with Banc One Mortgage Corporation to acquire the mortgage servicing assets of Banc One. HomeSide and Banc One have also entered into a Preferred Partner agreement, whereby Banc One will sell a significant portion of its residential mortgage loan production to HomeSide over the next five years on a whole loan basis. The total purchase consideration for the mortgage servicing assets was $201.0 million cash. The mortgage servicing rights acquired relate to mortgage servicing loans of $16.6 billion. The transaction closed on June 5, 1998 and was accounted for as a purchase. The excess of the aggregate purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over 20 years.

The unaudited condensed pro forma statement of income for the period from February 11, 1998 to September 30, 1998 and the HomeSide, Inc. Predecessor period from March 1, 1997 to February 10, 1998, assuming Banc One had been acquired as of the beginning of the period is as follows (in millions):


                                             Pro Forma for the Period From       Pro Forma for the Period
                                            February 11, 1998 to September         From March 1, 1997 to
                                                       30, 1998                      February 10, 1998
                                            --------------------------------    ----------------------------
Net servicing revenue                                    $129.5                            $202.6
Net interest  revenue                                      29.5                               1.2
Net mortgage origination revenue                           81.1                              90.1
Other income                                               11.0                               1.7
                                            --------------------------------    ----------------------------
        Total revenues                                    251.1                             295.6
Expenses                                                 (174.7)                           (162.1)
                                            --------------------------------    ----------------------------
Income before income taxes                                 76.4                             133.5
Income tax expense                                        (38.7)                            (52.1)
                                            --------------------------------    ----------------------------
 Net income                                              $ 37.7                            $ 81.4
                                            ================================    ============================

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

Strategic Alliance with People's Bank

On November 23, 1998, HomeSide agreed to purchase or sub-service approximately $5 billion in mortgage servicing from People's Bank, the largest mortgage lender in Connecticut. People's Bank also became a Preferred Partner, committing to sell a significant portion of the residential mortgage loans it originates to HomeSide for five years.

Acquisition of Loan America

On April 6, 1998, HomeSide signed an agreement with NationsBank Corporation ("NationsBank") whereby NationsBank agreed to sell HomeSide a national wholesale mortgage loan network which was formerly owned by Barnett Banks, Inc. The transaction closed on May 29, 1998. The excess of the aggregate purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over 20 years.

5.  MORTGAGE SERVICING RIGHTS

An analysis of mortgage servicing rights is as follows:
(in thousands)

                                                                    September 30, 1999     September 30, 1998
                                                                   ---------------------- ----------------------
Beginning balance                                                        $1,766,214            $1,766,357
Additions                                                                 1,221,594               593,862
Sales of servicing                                                             -                   (9,967)
Net deferred hedge loss (gain), net of amortization                         898,112              (394,157)
Amortization                                                               (407,085)             (189,881)
                                                                   ---------------------- ----------------------
Ending balance                                                           $3,478,835            $1,766,214
                                                                   ====================== ======================

6. PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

                                                  September 30, 1999       September 30, 1998
                                                  ------------------------ ----------------------
Land                                                  $   3,451                $   3,451
Buildings and building improvements                       9,932                    9,932
Furniture and equipment                                  38,611                   27,643
Software                                                 17,019                    1,684
Leasehold improvements                                   10,375                    6,234
                                                  ------------------------ ----------------------
                                                         79,388                   48,944
Accumulated depreciation and amortization               (11,488)                  (3,287)
                                                  ------------------------ ----------------------
Ending balance                                          $67,900                  $45,657
                                                  ======================== ======================

7.  RESERVE FOR ESTIMATED SERVICING LOSSES ON INVESTOR-OWNED LOANS

An analysis of the reserve for estimated servicing losses on investor-owned loans is as follows (in thousands):

                                                                    For the Fiscal       For the Period February
                                                                       Year Ended         11, 1998 to September
                                                                  September 30, 1999             30, 1998
                                                                ------------------------ -------------------------
Beginning                                                                $21,650                    $21,650
Provision for servicing losses on investor-owned loans                     5,523                     10,314
Charge-offs                                                              (11,040)                   (10,341)
Recoveries                                                                   517                         27
                                                                ======================== =========================
Ending balance                                                           $16,650                    $21,650
                                                                ======================== =========================

8.       NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                               Weighted Average Interest Rate
                                                                         ------------------- ----------------------
                                                   Total Outstanding       At Period End       During the Period
                                                 ----------------------- ------------------- ----------------------
Floating Rate Notes                                           $ 230,000        5.67%                 5.67%
Commercial Paper                                              1,163,903        5.57%                 5.12%
National Australia Bank Unsecured Facility                    1,505,401        5.46%                 5.22%
                                                 -----------------------
  Total, September 30, 1999                                  $2,899,304        5.52%                 5.20%
                                                 =======================


Bank line of credit                                           $ 995,000        5.88%                 5.96%
National Australia Bank Unsecured Facility                    1,754,000        5.66%                 5.67%
                                                 -----------------------
  Total, September 30, 1998                                  $2,749,000        6.00%                 6.04%
                                                 =======================


On August 16, 1999, HomeSide issued $230.0 million in floating rate notes (the "Floating Rate Notes") due August 16, 2000. Interest is payable quarterly in arrears on November 16, February 16, May 16, and August 16. The Floating Rate Notes are unsecured obligations of HomeSide and rank equally with all other unsecured and unsubordinated indebtedness of HomeSide. The per annum interest rate on the Floating Rate Notes is equal to the three-month LIBOR, reset quarterly, plus twenty basis points, or 0.20%.

On October 21, 1998, HomeSide Lending, Inc. established a $1.5 billion commercial paper program. The program is supported by the Company's bank line of credit and outstanding commercial paper reduces available borrowings under the bank line of credit. At September 30, 1999, a total of $1.2 billion of commercial paper was outstanding. The weighted average interest rate on commercial paper outstanding during the year ended September 30, 1999 was 5.12%.

On June 23, 1998, HomeSide entered into an agreement for an unsecured revolving credit facility with the National. The agreement was amended on June 22, 1999. Under the credit facility, HomeSide can borrow up to $2.5 billion, subject to limits imposed by regulatory authorities. As of September 30, 1999, Australian financial regulations limited the National's ability to lend funds to HomeSide, a non-bank affiliate, to approximately $2.1 billion. Borrowings under the credit facility may be overnight or for periods of 7, 30, 60 or 90 days. For overnight borrowings, the interest rate is determined by HomeSide and the National at the time of the borrowing. For LIBOR - based borrowings, the interest rate is charged at the corresponding LIBOR rate. At September 30, 1999 and September 30, 1998, the amount outstanding under this credit facility totaled $1.5 billion and $1.8 billion, respectively. The weighted average interest rate on outstanding borrowings under this credit facility during the year ended September 30, 1999 and the period from February 11, 1998 to September 30, 1998 were 5.22% and 5.67%, respectively.

HomeSide borrows funds on a demand basis from an independent syndicate of banks under a $2.0 billion credit facility which, at the request of HomeSide, may be increased to $3.0 billion. The line of credit includes both a warehouse credit facility, which is limited to 98% of the fair value of eligible mortgage loans held for sale, and a servicing-related facility, which is capped at $760.0 million. Borrowings under the bank line of credit bear interest at rates per annum, based on, at HomeSide's option (A) the highest of (i) the lead bank's prime rate, (ii) the secondary market rate of certificates of deposit plus 100 basis points and (iii) the federal funds rate in effect from time to time plus 0.5% or (B) various rates based on federal fund rates. On February 14, 2000, the line of credit will terminate. The credit agreement contains covenants that impose limitations and restrictions on HomeSide, including requirements to maintain certain net worth and ratio requirements. Under certain circumstances set forth in the credit agreement, borrowings under the agreement become collateralized by HomeSide's assets. HomeSide is in compliance with all requirements included in the credit agreement. At September 30, 1999, the primary use of the credit facility was to provide liquidity back-up for HomeSide's $1.5 billion commercial paper program and there was no balance outstanding under the credit line. At September 30, 1998, the amount outstanding under the credit line, all of which was under the warehouse credit facility, was $1.0 billion. HomeSide entered into a replacement agreement for a $2.0 billion credit facility on October 18, 1999. See Note 19.)

9.  LONG-TERM DEBT

Long-term debt, including the fair value adjustments resulting from the merger with the National, consists of the following (in thousands):
                           September 30, 1999             September 30, 1998
                           -----------------------       ----------------------
Medium-term notes                 $   1,160,955                 $   1,161,629
Mortgage note payable                    23,429                        24,297
                           -----------------------       ----------------------
  Total                           $   1,184,384                 $   1,185,926
                           =======================       ======================

Medium-term notes

On August 31, 1999 HomeSide Lending registered an additional $1.0 billion in medium-term notes under a registration statement on Form S-3 (Registration Number 333-84179) filed with the Securities and Exchange Commission. This effectively raised the medium-term note shelf registration to $2.568 billion. As of September 30, 1999 and 1998, outstanding medium-term notes issued by HomeSide Lending under this shelf registration statement were as follows (in thousands):

  Issue Date          Outstanding Balance  Coupon Rate    Maturity Date
--------------------  -------------------   ----------  ------------------

May 20, 1997             $   250,000           6.875%    May 15, 2000
June 30, 1997                200,000           6.875%    June 30, 2002
June 30, 1997                 40,000           6.820%    July 2, 2001
July 1, 1997                  15,000           6.860%    July 2, 2001
July 31, 1997                200,000           6.750%    August 1, 2004
September 15, 1997            45,000           6.770%    September 17, 2001
March 19, 1998                60,000           5.6875%   March 20, 2000
April 23, 1998               125,000           5.7875%   April, 24, 2001
May 22, 1998                 225,000           6.200%    May 15, 2003
                      -------------------
  Total                   $1,160,000
                      ===================

As of September 30, 1999, $850.0 million of the outstanding, fixed rate medium-term notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rates on medium-term borrowings issued for the year ended September 30, 1999 and the period from February 11, 1998 to September 30, 1998 including the effect of the interest rate swap agreements, were 6.47% and 6.00%, respectively. Net proceeds from the issuances were primarily used to reduce the amounts outstanding under the bank credit agreement including to fund the acquisition of the servicing rights associated with Bank One's $16.6 billion portfolio.

The balance of the medium-term notes at September 30, 1999, including the fair value adjustment resulting from the merger with the National, was $1.2 billion, which included $0.3 billion due within one year.

11.25% Notes of Parent

On May 14, 1996, the Parent issued $200.0 million of 11.25% notes (the "Parent Notes") maturing on May 15, 2003, and paying interest semiannually in arrears on May 15 and November 15 of each year. The Parent Notes are redeemable at the option of the Parent, in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption prices. The indenture contains covenants that impose limitations and restrictions, including requirements to maintain certain net worth and ratio requirements. In addition, the Parent Notes are secured by a second priority pledge of the common stock of the Company. The Parent is in compliance with all net worth and ratio requirements included in the indenture relating to the Parent Notes. The Parent used a portion of the proceeds from its February 5, 1997 offering of common stock to pre-pay $70.0 million of the Parent Notes at a premium of $7.9 million. The amount outstanding at September 30, 1999 and 1998 was $130.0 million. The balances of the Parent Notes at September 30, 1999 and 1998, including the fair value adjustment resulting from the merger with the National, were $146.9 million and $151.9 million, respectively.

Mortgage note payable

In connection with the acquisition of BancBoston Mortgage Corporation, HomeSide assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.5%. HomeSide's main office building is pledged as collateral for the mortgage note payable. The balance of the mortgage payable at September 30, 1999, including the fair value adjustments resulting from the merger with the National, was $23.4 million.

Principal payments due on long-term debt at September 30, 1999 are as follows (in thousands):

    Fiscal Year
    2000                                            $  310,299
    2001                                               225,329
    2002                                               200,362
    2003                                               355,398
    2004                                                70,437
    Thereafter                                          11,089
    Unamortized purchase accounting premium             11,470
                                                  ---------------
                  Total                            $ 1,184,384
                                                  ===============

10. INCOME TAXES

The Company files a consolidated federal income tax return. All companies included in the consolidated federal income tax return are jointly and severally liable for any tax assessments based on such consolidated return.

Components of the provision for income taxes were as follows (in thousands):

                                   For the Fiscal          For the Period From
                              Year Ended September 30,    February 11, 1998 to
                                        1999               September 30, 1998
                              -------------------------- -----------------------
Current:
     Federal                          $     -                 $ 29,399
     State                                  -                    2,794
                              -------------------------- -----------------------
                                            -                   32,193
Deferred:
     Federal                             56,228                    4,459
     State                                7,006                    3,449
                              -------------------------- -----------------------
                                         63,234                    7,908
                              -------------------------- -----------------------
Total                                  $ 63,234                 $ 40,101
                              ========================== =======================

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of income.

                                     For The Fiscal         For The Period From
                                       Year Ended           February 11, 1998 to
                                   September 30, 1999        September 30, 1998
                                  ----------------------- ----------------------

Statutory federal income tax rate          35.0%                    35.0%
State income and franchise taxes,
       net of federal tax effect            3.0%                     4.0%
Goodwill                                    9.8%                    10.8%
Other                                        -                        -
                                  ----------------------- ----------------------
      Effective income tax rate            47.8%                    49.8%
                                  ======================= ======================


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                   September 30, 1999     September 30, 1998
                                                  ---------------------- ----------------------
Deferred tax assets:
   Net operating loss carryforwards                     $ 128,468               $ 11,229
   Alternative minimum tax credit carry forward             2,494
                                                                                    -
   Loss reserves                                           42,106                 19,535
   Hedge activities                                          -                    73,899
   Purchase Accounting Adjustment                          37,404                 32,630
   Other assets
                                                           12,590                   -
                                                  ---------------------- ----------------------
      Total gross deferred tax assets                   $ 223,062              $ 137,293
                                                  ---------------------- ----------------------

Deferred tax liabilities:
   Mortgage servicing fees                              $ 354,728              $ 313,856
   Hedge activities                                        85,822                   -
   Other liabilities                                       39,601                 16,218
                                                  ---------------------- ----------------------
      Total gross deferred tax liabilities                480,151                330,074
                                                  ---------------------- ----------------------
        Net deferred tax liability                      $ 257,089              $ 192,781
                                                  ====================== ======================

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. No valuation allowance was recorded at September 30, 1999 or September 30, 1998. The Company has consolidated tax net operating loss carryforwards at September 30, 1999. These carryforwards expire in the years 2001 to 2019.

11.  LEASE COMMITMENTS

HomeSide leases office facilities and equipment under noncancelable leases that include renewal options and escalation clauses which extend into 2010. Rental expense for leases of office facilities and equipment was $8.8 million and $4.0 million for the year ended September 30, 1999 and the period from February 11, 1998 to September 30, 1998, respectively. HomeSide's minimum future lease commitments are as follows (in thousands):

Fiscal Year
2000                                               $   7,017
2001                                                   6,612
2002                                                   6,360
2003                                                   6,276
2004                                                   4,861
Thereafter                                            21,703
                                                --------------
     Total                                         $  52,829
                                                ==============

12.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using other valuation techniques, such as discounting estimated future cash flows using a rate commensurate with the risks involved or other acceptable methods. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, prepayments, discount rates, estimates of future cash flows, future anticipated loss experience and other factors. Changes in assumptions could significantly affect these estimates. Independent market data may not be available to validate those fair value estimates that are based on internal valuation techniques. Moreover, such fair value estimates may not be indicative of the amounts that could be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair value, the Company's fair values should not be compared to those of other companies.

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

   Accounts receivable, early pool buyout advances and accounts payable and accrued liabilities

Carrying amounts are considered to approximate fair value.

   Risk management contracts

Fair values are estimated based on actual market quotes, option models, or discounted cash flow valuation models. The carrying amount relating to these contracts is included in accounts payable and accrued liabilities as of September 30, 1999, and in other assets as of September 30, 1998.

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

   Interest rate swaps

The fair values of interest rate swaps is based on discounted cash flow valuation models and is periodically validated against dealer quotes.

Fair Value
The fair values of the Company's financial instruments are as follows (in thousands):

                                                             September 30, 1999                 September 30, 1998
                                                     ---------------------------------- ----------------------------------
                                                     Carrying Amount     Fair Value      Carrying Amount       Fair Value
                                                     ----------------- ---------------- ----------------- ----------------
ASSETS
Cash and cash equival                                 $  202,859        $  202,859       $   35,008          $   35,008
Mortgage loans held for sale                           1,292,562         1,296,426        2,048,989           2,064,853
Accounts receivable                                      255,759           255,759          272,005             272,005
Early pool buyout advances                               335,059           335,059          759,579             759,579
Risk management contracts for
   mortgage servicing rights                                 --               --            120,211             120,211

LIABILITIES
Notes payable                                          2,899,304         2,899,304        2,749,000           2,749,000
Long-term debt                                         1,184,384         1,177,556        1,185,926           1,161,126
Accounts payable and accrued liabilities                 376,272           376,272          236,940             236,940
Risk management contracts for
    mortgage servicing rights                            290,464           290,464              --                 --

OFF-BALANCE SHEET(1)
Commitments to originate mortgage loans                     --               2,939              --               23,522
Mandatory forward contracts to sell mortgages               --              (8,370)             --              (45,557)
Mandatory forward contracts to sell U.S. treasuries         --                --                --                 (463)
Options on mortgage-backed  securities                     4,747             3,722            6,120               2,864
Options on U.S treasury bond futures                          56                54              113                  57
Interest rate swaps on debt instruments                      --              6,827             --                24,800
------------------------------------------------------
(1) Parenthesis denote a liability

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

These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates. Further, the fair value estimates were calculated as of September 30, 1999 and September 30, 1998. Subsequent changes in market interest rates and prepayment assumptions could significantly change the fair value.

13.  RISK MANAGEMENT AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

As discussed in Note 3, HomeSide utilizes risk management financial instruments to manage interest rate risk related to the value of its mortgage servicing rights. A summary of HomeSide 's position in risk management financial instruments at September 30, 1999 and September 30, 1998 is included below.

The fair value of HomeSide's risk management contracts on Treasury and options on Eurodollar futures is based on quoted market prices of the underlying instruments at September 30, 1999 and September 30, 1998. The notional amounts represent the par value of the underlying U.S. Treasury bonds or notes. However, the notional amounts are not recognized in the balance sheet and should not be considered as a measure of credit risk or future cash requirements.

The fair value of HomeSide's risk management contracts in Interest Rate Swaps, Interest Rate Swaps with a Cap, and Options on Interest Rate Swaps (Swaptions) is based on discounted cash flow valuation models and is periodically validated against dealer quotes (see Footnote 12). The notional amounts represent only the balances upon which future interest payments are based. Therefore, the notional amounts are not recognized in the balance sheet and should not be considered as a measure of credit risk or future cash requirements.

The amount of the risk management contracts maintained depends on a number of factors including the size of the mortgage servicing portfolio, projected convexity of the mortgage servicing rights, interest rates, and interest rate volatility. HomeSide is subject to market risk to the extent that interest rates fluctuate; however, the purpose of the risk management contracts is to hedge the value of the mortgage servicing rights portfolio. HomeSide's risk management financial instruments qualify as hedges, and gains or losses on the risk management instruments correlate with movements in the value of the mortgage servicing rights. Cap structures are included with certain interest rate swaps to create the desired hedge profile and to limit the Company's losses in a rising rate environment.

Cash requirements for HomeSide's swaps and swaption contracts are based on interest rate movements over time, with cash receipts based on a predetermined fixed rate and cash payments based on a floating rate. Cash requirements for option contracts are limited to premiums paid. Cash requirements for futures contracts, when held, are managed based on limits established by HomeSide's risk management committee.

  Risk Management of Mortgage Servicing Rights

The risk  associated  with these  instruments  is the  exposure  to current  and expected market movements in interest rates and the ability of the counterparties to meet the terms of the contracts. The options, futures, and swaption contracts generally require future performance on the part of the counterparty upon exercise of the option contract by HomeSide. The swap contracts require regular cash payments between HomeSide and the counterparties for the term of the contract.

HomeSide is exposed to credit loss in the event of nonperformance by the counterparties to the various instruments. HomeSide controls credit and market risk associated with interest rate products by establishing and monitoring limits with counterparties as to the types and degree of risks that may be undertaken. HomeSide 's exposure to credit risk in the event of default by the counterparties for the risk management option contracts on mortgage servicing rights was $30.1 million at September 30, 1999 and $57.4 million at September 30, 1998.

The amount of credit risk associated with risk management interest rate swaps, interest rate swaps with caps, and interest rate swaptions related to mortgage servicing rights if all counterparties failed completely was approximately $0.1 million as of September 30, 1999. The amounts of credit risk associated with interest rate swaps related to debt instruments as of September 30, 1999 and September 30, 1998 were approximately $6.8 million and $24.8 million, respectively.

The following is a summary of HomeSide 's notional amounts and fair values of interest rate products (in thousands):

                                                             September 30, 1999              September 30, 1998
                                                       -------------------------------- ------------------------------
                                                            Notional                       Notional
                                                             Amount     Fair Value (1)      Amount      Fair Value (1)
                                                        ------------- ---------------- ------------- -----------------
Purchased commitments to sell mortgage loans:
  Mandatory forward contracts                            $1,942,890     $ (8,370)        $3,281,196       $(45,557)
  Options on mortgage-backed securities                     640,000        3,722          1,845,000          2,864
  Options on U.S. treasury bond futures                      30,000           54            127,000             57
Risk management contracts on mortgage servicing rights:
   Options on U.S. treasury bond futures                  3,552,400       29,206          7,905,900         57,368
   Futures contracts on U.S. treasury bonds/notes              --           --            5,545,500         62,843
   Over the counter  options on U.S. treasury
         bond/notes                                       1,450,000       27,301               --            --
   Options on Eurodollar futures                          4,000,000        2,844               --            --
   Interest rate swaps and
      interest rate swaps with caps                      16,150,000     (384,029)              --            --
  Interest rate swaptions                                 9,450,000       34,214               --            --
Interest rate swaps on debt instruments                   950,000          6,827            950,000         24,800


(1) Parentheses denote liability. Fair value represents the amount at which a given instrument could be exchanged in an arms length transaction with a third party as of the balance sheet date.

  Risk Management Related to the Acquisition and Sale of Mortgage Loans

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

HomeSide regularly enters into commitments to originate and purchase mortgage loans at a future date subject to compliance with stated conditions. Commitments to originate mortgage loans have off-balance sheet risk to the extent HomeSide does not have matching commitments to sell loans, which exposes HomeSide to lower of cost or market valuation adjustments in a rising interest rate environment. Additionally, the extension of a commitment, which is subject to HomeSide's credit review and approval policies, gives rise to credit exposure when certain borrowing conditions are met and the loan is made. Until such time, it represents only potential exposure. The obligation to lend may be voided if the customer's financial condition deteriorates or if the customer fails to meet certain conditions. Commitments to originate mortgage loans do not necessarily reflect future cash requirements since some of the commitments will not be drawn upon before expiration. Commitments to originate mortgage loans totaled $1.7 billion and $4.1 billion at September 30, 1999 and September 30, 1998, respectively.

HomeSide's exposure to credit risk in the event of default by the counterparty for mandatory forward commitments to sell mortgage loans and related options is the difference between the contract price and the current market price, offset by any available margins retained by HomeSide or an independent clearing agent, which totaled $0.1 million at September 30, 1999 and $0.4 million at September 30, 1998.

The amount of credit risk as of September 30, 1999 and September 30, 1998, if all counterparties failed completely and if the margins, if any, retained by HomeSide or an independent clearing agent were to become unavailable, was approximately $30.3 million and $37.4 million, respectively, for all risk management instruments related to mortgage servicing rights and the origination and selling of mortgage loans.

  Mortgage loans sold with recourse

HomeSide sells mortgage loans with recourse to various investors and retains the servicing rights and responsibility for credit losses on these loans. The total outstanding balance of loans sold with recourse does not necessarily represent future cash outflows. The total outstanding principal balance of loans sold with recourse was $21.6 million and $15.0 million at September 30, 1999 and September 30, 1998, respectively.

  Servicing commitment to investors

HomeSide is required to submit to certain investors, primarily Ginnie Mae, guaranteed principal and interest payments from the underlying mortgage loans regardless of actual collections.

  Purchase mortgage servicing rights commitments

HomeSide routinely enters into commitments to purchase mortgage servicing rights associated with mortgages originated by third parties, subject to compliance with stated conditions. These commitments to purchase mortgage servicing rights correspond to mortgage loans having an aggregate loan principal balance of approximately $3.0 billion and $4.3 billion at September 30, 1999 and September 30, 1998, respectively.

  Geographical concentration of credit risk

HomeSide is engaged in business nationwide and has no material concentration of credit risk in any geographic region.

14.  STOCKHOLDER'S EQUITY

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

16.  EMPLOYEE BENEFITS

HomeSide offers a 401(k) defined contribution benefit plan in which employees may contribute a portion of their compensation. Substantially all employees are eligible for participation in the plan. The Company matches 100% of amounts contributed up to 4% of an employee's compensation. Further, the Company may contribute additional amounts at its discretion. Total expense related to the benefit plan was approximately $5.2 million and $4.1 million for the fiscal year ended September 30, 1999 and the period from February 11, 1998 to September 30, 1998, respectively.


17.      QUARTERLY FINANCIAL DATA (Unaudited)


(in thousands)              For the Three         For the Three        For the Three         For the Three
                             Months Ended          Months Ended         Months Ended          Months Ended
                           September 30, 1999      June 30, 1999       March 31, 1999      December 31, 1998
                           ------------------  -------------------  -------------------  ---------------------
Revenue                        $  99,369          $  106,396          $  107,624            $  106,778
Expenses
                                  63,952              74,363              73,857                75,654
Provision for income taxes
                                  15,755              15,364              16,580                15,535
                           ==================  ===================  ===================  =====================
Net income                     $  19,662          $   16,669          $   17,187             $  15,589
                           ==================  ===================  ===================  =====================


(in thousands)                     For the Three          For the Three       For the Period From
                                   Months Ended            Months Ended       February 11, 1998 to
                                September 30, 1998        June 30, 1998          March 31, 1998
                               ---------------------- ---------------------- -----------------------
Revenue                             $  104,469              $  99,650               $  46,152
Expenses                                                                               31,750
                                        71,249                 66,726
Provision for income taxes
                                        16,347                 16,236                   7,518
                               ---------------------- ---------------------- -----------------------
Net income                           $  16,873              $  16,688               $   6,884
                               ====================== ====================== =======================

18. OTHER RELATED PARTY TRANSACTIONS

On June 23, 1998, HomeSide entered into an agreement for an unsecured revolving credit facility with the National. The agreement was amended on June 22, 1999. Under the credit facility, HomeSide can borrow up to $2.5 billion, subject to limits imposed by regulatory authorities. As of June 30, 1999, Australian financial regulations limited the National's ability to lend funds to HomeSide, a non-bank affiliate, to approximately $2.1 billion. Borrowings under the credit facility may be overnight or for periods of 7, 30, 60 or 90 days. For overnight borrowings, the interest rate is determined by HomeSide and the National at the time of the borrowing. For LIBOR - based borrowings, the interest rate is charged at the corresponding LIBOR rate. At September 30, 1999 and 1998, the amount outstanding under this credit facility totaled $1.5 billion and $1.8 billion, respectively. The weighted average interest rate on outstanding borrowings under this credit facility during the fiscal year ended September 30, 1999 and the period from February 11, 1998 to September 30, 1998 were 5.22% and 5.67%, respectively.

As a result of NationsBank Corporation's acquisition of Barnett Banks, Inc., the Company agreed to release Barnett from a five year agreement to sell certain of its mortgage loans to HomeSide. In consideration, the Company received $3.0 million cash in June 1998.

19.  SUBSEQUENT EVENT

On October 18, 1999, HomeSide entered into a $2.0 billion revolving credit facility with an independent syndicate of banks. This agreement replaces HomeSide's previous bank credit facility. The primary purpose of this credit facility is to provide liquidity back-up for HomeSide's $1.5 billion commercial paper program.



ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA - HOMESIDE PREDECESSOR

The selected consolidated financial and operating information of HomeSide Predecessor set forth below is for the periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997 and should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and the Notes thereto and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" of HomeSide Predecessor included elsewhere in this document.

                                                            For the Period From       For the Period From
(in thousands, except  share data)                           March 1, 1997 to        March 16, 1996 to
                                                             February 10,1998          February 28,1997
Selected  Income Statement:


Revenues:
     Mortgage servicing fees                                     $   393,292             $   308,906
     Amortization of mortgage servicing rights                      (207,508)               (153,694)
                                                          ------------------------ -----------------------
         Net servicing  revenue                                      185,784                 155,212
     Interest income                                                  97,050                  81,507
     Interest expense                                                (81,770)                (66,833)
                                                          ------------------------ -----------------------
            Net interest revenue                                      15,280                  14,674
     Net mortgage origination revenue                                 85,206                  66,073
     Other income                                                      1,671                     682
                                                          ------------------------ -----------------------
              Total revenues                                         287,941                 236,641
Expenses:
     Salaries and employee benefits                                   75,419                  72,976
     Occupancy and equipment                                          15,447                  11,770
     Servicing losses on investor-owned loans and
       foreclosure-related expenses                                   21,974                  17,934
     Other  expenses                                                  38,231                  40,766
                                                          ------------------------ -----------------------
            Total expenses                                           151,071                 143,446
Income before provision for income taxes                             136,870                  93,195
Provision for income taxes                                            53,379                  37,278
                                                          ------------------------ -----------------------
Net income                                                        $   83,491              $   55,917
                                                          ======================== =======================

Selected Balance Sheet Data at Period End:
Mortgage loans held for sale                                    $  1,292,403             $   805,274
Mortgage servicing rights                                          1,766,357               1,596,838
Total assets                                                       3,859,291               2,717,321
Bank credit facility                                               2,074,956               1,818,503
Long-term debt                                                       770,466                  21,128
Total liabilities                                                  3,178,468               2,105,277
Total stockholder's equity                                           680,823                 612,044
                                                          ======================== =======================

Selected Operating Data:
Volume of loan production                                       $ 20,529,530            $ 20,877,535
Loan servicing portfolio (at period end)                          98,906,102              89,217,846
Loan servicing portfolio (average outstanding during
  the period)                                                     94,963,812              74,677,171
Weighted average interest rate of the servicing
  portfolio (at period end)                                            7.85%                   7.92%
Weighted average servicing fee of the servicing
  portfolio,   including ancillary income (during
  the period)                                                         0.438%                  0.432%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  HOMESIDE PREDECESSOR-- FOR THE PERIOD FROM MARCH 1, 1997 TO FEBRUARY 10, 1998
          AND FOR THE PERIOD FROM MARCH 16, 1996 TO FEBRUARY 28, 1997

General

HomeSide Predecessor, a wholly-owned subsidiary of Homeside, Inc. ("the Parent") is one of the largest full service residential mortgage banking companies in the United States, formed through the acquisition of the mortgage banking operations of BankBoston, N.A., formerly known as The First National Bank of Boston
("BankBoston"), and Barnett Banks, Inc. ("Barnett"). HomeSide Predecessor is a wholly-owned subsidiary of HomeSide Holdings, Inc., which is a wholly-owned subsidiary of the Parent. HomeSide Predecessor's strategy emphasizes variable cost mortgage loan originations, low cost mortgage servicing and effective risk management. Headquartered in Jacksonville, Florida, HomeSide Predecessor ranks as the 5th largest mortgage loan originator and the 6th largest servicer in the United States for the twelve months ended December 31, 1997 based on data published by Inside Mortgage Finance.

HomeSide Predecessor plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide Predecessor intends to pursue additional loan portfolio acquisitions and strategic origination relationships similar to its existing agreement with BankBoston (see Note 4).

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

Loan Production Activities

As a multi-channel loan production lender, HomeSide Predecessor has one of the industry's largest correspondent lending production operations, a full-service brokered loan program and a national production center for consumer direct mortgage lending. By focusing on production channels with a variable cost structure, HomeSide Predecessor eliminates the fixed costs associated with traditional mortgage branch offices. Without the burden of high fixed cost loan origination networks, HomeSide Predecessor is positioned to weather a variety of interest rate environments. The following information regarding loan production activities for HomeSide Predecessor is presented to aid in understanding the results of operations and financial condition of HomeSide Predecessor for the period from March 1, 1997 to February 10, 1998 and for the period from March 16, 1996 to February 28, 1997 (in millions):

                                     For the Period From     For the Period From
                                       March 1, 1997 to       March 16, 1996 to
                                      February 10, 1998       February 28, 1997
                                      -----------------       -----------------

Correspondent                               $13,304                 $11,113
Co-issue                                      5,584                   8,222
Broker                                        1,305                     843
                                    ---------------------   --------------------
Total wholesale                              20,193                  20,178
Consumer Direct                                 337                     700
                                    ---------------------   --------------------
Total production                             20,530                  20,878
Bulk acquisitions                             3,446                   4,073
                                    =====================   ====================
Total production and acquisitions           $23,976                 $24,951
                                    =====================   ====================

Total loan production, excluding bulk acquisitions, was $20.5 billion for the period from March 1, 1997 to February 10, 1998, relatively equal to the period from March 16, 1996 to February 28, 1997. HomeSide Predecessor also purchased bulk servicing acquisitions of $3.4 billion and $4.1 billion during the period from March 1, 1997 to February 10, 1998 and the period from March 16, 1996 to February 28, 1997, respectively.

HomeSide Predecessor continues to examine a number of ways to diversify and grow revenue sources from its existing and new customer base. As part of this effort, HomeSide Predecessor has announced an alliance with a subprime lender, which allows HomeSide Predecessor to offer additional mortgage-related products to the production network. HomeSide Predecessor then sells the loans, servicing released, to its strategic partners. The subprime lending unit began operations in January 1998.

Servicing Portfolio

Management believes that HomeSide Predecessor is one of the most efficient mortgage loan servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of $98.9 billion, HomeSide Predecessor services the loans of approximately 1.2 million homeowners from across the United States and is committed to protecting the value of this important asset by a sophisticated risk management strategy. HomeSide Predecessor anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide Predecessor's focus on efficient and low cost processes is pursued through the selective use of automation as well as the strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures.

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide Predecessor for the period from March 1, 1997 to February 10, 1998 and for the period from March 16, 1996 to February 28, 1997 (in millions):


                                                              For the Period From          For the Period From
                                                                March 1, 1997 to            March 16, 1996 to
                                                               February 10, 1998            February 28, 1997
                                                               -----------------            -----------------
Balance at beginning of period                                      $89,218                      $41,844
Acquisition of Barnett Mortgage Company                                 -                         33,082
Other additions                                                      23,976                       25,252
                                                            -------------------------    -------------------------
     Total additions                                                 23,976                       58,334
                                                            -------------------------    -------------------------
Scheduled amortization                                                2,035                        1,733
Prepayments                                                          11,176                        6,226
Foreclosures                                                            682                          514
Sales of servicing                                                      395                        2,487(a)
                                                            -------------------------    -------------------------
     Total reductions                                                 14,288                      10,960
                                                            -------------------------    -------------------------
Balance at end of period                                            $98,906                      $89,218
                                                            =========================    =========================

(a) Includes $1.9 billion of servicing sold as part of the sale of Honolulu Mortgage Company.

The number of loans serviced at February 10, 1998 was 1,167,210, compared to 1,070,000 at February 28, 1997. HomeSide Predecessor's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale. A key to HomeSide Predecessor's future growth is the proprietary servicing software purchased from Barnett. This system will allow HomeSide Predecessor to double the number of loans serviced on a single system. During the period from March 1, 1997 to February 10, 1998, HomeSide Predecessor transferred approximately 210,000 of the loans serviced to its proprietary servicing software. After the transfer, over half the servicing portfolio is serviced on the proprietary system. The transfer of the remaining portfolio is expected to occur by the end of calendar 1998.


Results of Operations for the period from March 1, 1997 to February 10, 1998 compared to the period from March 16, 1996 to February 28, 1997

Summary

HomeSide Predecessor's net income increased 49% to $83.5 million for the period from March 1, 1997 to February 10, 1998 from $55.9 million for the period from March 16, 1996 to February 28, 1997. Total revenues for the period from March 1, 1997 to February 10, 1998 increased 22% to $287.9 million from $236.6 million for the period from March 16, 1996 to February 28, 1997. The increases in net income and revenues for the period from March 1, 1997 to February 10, 1998 compared to the period from March 16, 1996 to February 28, 1997 were primarily attributable to the acquisition of Barnett Mortgage Company ("BMC") on May 31, 1996 and increases of $30.6 million in net servicing revenue, $19.1 million in net mortgage origination revenue and $0.6 million in net interest revenue. The BMC servicing portfolio was $33.1 billion at May 31, 1996. Its acquisition increased HomeSide Predecessor's servicing portfolio by 75% on that date, and was a major factor in the increase in net servicing revenue. In addition, subsequent increases in the size of the servicing portfolio contributed to the increased revenue. The servicing portfolio increased to $98.9 billion at February 10, 1998 from $89.2 billion at February 28, 1997, an 11% increase. As part of the BMC acquisition, Barnett agreed to sell HomeSide Predecessor the loans produced by the loan production networks retained by Barnett, which contributed to the increase in net mortgage origination revenue. Net interest revenue increased primarily because of lower borrowing costs resulting from the lower interest rate environment during the period ending February 10, 1998, improved terms for the bank line of credit and the issuance of medium-term notes. The Company's improved credit ratings lowered the cost of borrowing under the bank line of credit and enabled HomeSide Predecessor to issue publicly traded notes, which expanded borrowing capacity.





Net Servicing Revenue

Net servicing revenue was $185.8 million for the period from March 1, 1997 to February 10, 1998 compared to $155.2 million for the period from March 16, 1996 to February 28, 1998. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights expense.

Mortgage servicing fees increased 27% to $393.3 million for the period from March 1, 1997 to February 10, 1998 from $308.9 million for the period from March 16, 1996 to February 28,1997, primarily as a result of the BMC acquisition and growth of the servicing portfolio through loan production channels and bulk servicing acquisitions. The servicing portfolio increased to $98.9 billion at February 10, 1997 compared to $89.2 billion at February 28, 1997. HomeSide Predecessor's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.85% at February 10, 1998 and 7.92% at February 28, 1997. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.438% and 0.432% for the period from March 1, 1997 to February 10, 1998 and the period from March 16, 1996 to February 28, 1997, respectively. The increase in the weighted average servicing fee for the period from March 1, 1997 to February 10, 1998 compared to the period from March 16, 1996 to February 28, 1997 was due to growth of ancillary revenues, including late fees and other mortgage-related products.

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

Net Interest Revenue

Net interest revenue is driven by the level of interest rates, the direction in which rates are moving and the spread between short and long-term interest rates. These factors influence the size of the residential mortgage origination market, HomeSide Predecessor's loan production volumes and the interest rates HomeSide Predecessor earns on loans and pays to its lenders.

Loan refinancing levels are the largest contributor to changes in the size of the mortgage origination market. To reduce the cost of their home mortgages, borrowers tend to refinance their loans during periods of declining interest rates, increasing the size of the origination market and HomeSide Predecessor's loan production volumes. Higher loan production volumes resulted in higher average balances of loans held for sale and consequently higher levels of interest income earned on such loans prior to their sale. This higher level of interest income due to increased volumes is partially offset by the lower rates earned on the loans.

Overall borrowing costs also fluctuate with changes in interest rates. Currently, the interest expense HomeSide Predecessor pays to finance mortgage loans held for sale and other net assets is generally calculated with reference to short-term interest rates. In addition, because mortgage loans held for sale earn interest based on longer term interest rates, the level of net interest revenue is also influenced by the spread between long-term and short-term interest rates.

Net interest revenue increased $0.6 million for the period from March 1, 1997 to February 10, 1998 to $15.3 million from $14.7 million for the period from March 16, 1996 to February 28, 1997, primarily due to improved funding rates obtained through improved credit ratings, the issue of medium-term notes and the adoption of an early pool buyout program. During the period from March 1, 1997 to February 10, 1998, HomeSide Predecessor issued $750.0 million of medium-term notes to the public market at an average cost of 6.251% as of February 10, 1998. The proceeds were used to pay down existing bank debt, increasing HomeSide Predecessor's borrowing capacity. An immediate benefit of this increased borrowing capacity was the initiation of an early pool buyout program, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide Predecessor incurs.

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

Net mortgage origination revenue was $85.2 million for the period from March 1, 1997 to February 10, 1998 compared to $66.1 million for the period from March 16, 1996 to February 28, 1997, a 29% increase. The increase in net mortgage origination revenue during the period from March 1, 1997 to February 10, 1998 as compared to the period from March 16, 1996 to February 28, 1997 is due in part to an increase in loan production volumes resulting from the preferred seller relationships with Barnett and BankBoston and HomeSide Predecessor's broker and correspondent lending channels. The increase also reflects larger gains from secondary marketing activities.

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

Occupancy and Equipment Expense

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide Predecessor's premises and equipment. Occupancy and equipment expense for the period from March 1, 1997 to February 10, 1998 was $15.4 million compared to $11.8 million for the period from March 16, 1996 to February 28, 1997. The increase in expense was mainly due to increases in the costs of information systems required to handle the growing mortgage servicing portfolio.

Servicing Losses on Investor-Owned Loans and Foreclosure-Related Expenses

Servicing losses on investor-owned loans represent anticipated losses primarily attributable to servicing FHA and VA loans for investors. These amounts include actual losses for final disposition of loans, non-recoverable foreclosure costs, accrued interest for which payment has been denied and estimates for potential losses based on HomeSide Predecessor's experience as a servicer of government loans.

During the period from March 1, 1997 to February 10, 1998, the servicing losses on investor-owned loans and foreclosure-related expenses totaled $22.0 million compared to $17.9 million for the period from March 16, 1996 to February 28, 1997. The increase was largely attributable to the growth of the servicing portfolio resulting from loan production and increased foreclosure losses.

Included in accounts payable and accrued liabilities at February 10, 1998 and February 28, 1997 is a reserve for estimated servicing losses on investor-owned loans of $21.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide Predecessor's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide Predecessor has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing portfolio delinquencies increased from prior year due to an increased delinquency trend throughout the industry.












The  following   table  sets  forth  HomeSide   Predecessor's   delinquency  and
foreclosure experience:
                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                                                                   February 10,           February 28,
                                                                                       1998                   1997
                                                                                       ----                   ----
Servicing Portfolio Delinquencies, excluding bankruptcies (at end of period)
          30 days                                                                      3.52%                 3.27%
          60 days                                                                      0.78%                 0.69%
          90+ days                                                                     0.72%                 0.54%
                                                                                 ------------------    -------------------
               Total past due                                                          5.02%                 4.50%
                                                                                 ==================    ===================
          Foreclosures pending                                                         0.74%                 0.72%
                                                                                 ==================    ===================

Other Expenses

Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide Predecessor's mortgage servicing portfolio and loan production volumes.

Other expenses during the period from March 1, 1997 to February 10, 1998 were $38.2 million, compared to $40.8 million for the period from March 16, 1996 to February 28, 1997. The decrease was primarily due to decreases in advertising and certain loan origination expenses.

Income Tax Expense

HomeSide Predecessor's income tax expense was $53.4 million for the period from March 1, 1997 to February 10, 1998 and $37.3 million for the period from March 16, 1996 to February 28, 1997. The increase was attributable to an increase in net income. The effective income tax rate for the period from March 1, 1997 to February 10, 1998 and the period from March 16, 1996 to February 28, 1997 was approximately 39% and 40%, respectively.

Risk Management Activities

HomeSide Predecessor has a risk management program designed to protect the economic value of its mortgage servicing portfolio from declines in value due to increases in estimated loan prepayment speeds, which are primarily influenced by declines in interest rates. When loans prepay faster than anticipated, the cash flow HomeSide Predecessor expects to receive from servicing such loans is reduced. The value of mortgage servicing rights is based on the present value of the cash flows to be received over the life of the loan and therefore, the value of the servicing portfolio declines as prepayments increase.

During the period from March 1, 1997 to February 10, 1998, HomeSide Predecessor utilized options on U.S. Treasury bond futures and U.S. Treasury bond futures to protect a significant portion of the market value of its mortgage servicing portfolio from a decline in value. The risk management contracts used by HomeSide Predecessor have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management contracts tend to decline in value as interest rates rise. Accordingly, changes in value of these risk management instruments will tend to move inversely with changes in value of HomeSide Predecessor's mortgage servicing rights.

These risk management instruments are designated as hedges on the purchase date and such designation is at a level at least as specific as the level at which mortgage servicing rights are evaluated for impairment. The risk management instruments are marked-to-market with changes in market value deferred and applied as an adjustment to the basis of the related mortgage servicing right asset being hedged. As a result, any changes in market value that are deferred are amortized and evaluated for impairment in the same manner as the related mortgage servicing rights. The effectiveness of HomeSide Predecessor's hedging activity can be measured by the correlation between changes in the value of the risk management instruments and changes in the value of HomeSide Predecessor's mortgage servicing rights. This correlation is assessed on a quarterly basis to ensure that high correlation is maintained over the term of the hedging program. During the periods presented, HomeSide Predecessor has experienced a high measure of correlation between changes in the value of mortgage servicing rights and the risk management contracts. However, in periods of rising interest rates, the increase in value of mortgage servicing rights may outpace the decline in value of the options included in the hedge position, because the loss on the options is limited to the premium paid.

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

      Net deferred hedge loss at February 28, 1997         ( $ 110,637)
      Amortization of net deferred hedge losses                  7,423
      Net deferred hedge gains                                 142,667
                                                          ================
      Net deferred hedge gain at February 10, 1998         $    39,453
                                                          ================

HomeSide Predecessor's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management contracts at February 10, 1998 was $43.9 million, which was equal to their carrying amount because the risk management contracts are marked-to-market at each reporting date. See "-- Liquidity and Capital Resources" for further discussion of HomeSide Predecessor's sources and uses of cash. See Note 3 of Notes to Consolidated Financial Statements for a description of HomeSide Predecessor's accounting policy for its risk management contracts. See Notes 13 and 14 of Notes to Consolidated Financial Statements for additional fair value disclosures with respect to HomeSide Predecessor's risk management contracts.

Liquidity and Capital Resources

The Company's principal financing needs are the financing of loan origination activities and the investment in mortgage servicing rights. To meet these needs, the Company currently utilizes funding from an independent syndicate of banks, including a warehouse credit facility and a servicing-related facility, medium-term notes and cash flow from operations. HomeSide Predecessor continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include methods designed to expand the Company's financial capacity and reduce its cost of capital. In addition, to facilitate the sale and distribution of certain mortgage products, HomeSide Predecessor Mortgage Securities, Inc., a wholly-owned subsidiary of HomeSide Predecessor, may continue to issue mortgage backed securities.

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

Investing

Net cash used in investing activities was $773.7 million for the period from March 1, 1997 to February 10, 1998 and $862.2 million for the period from March 16, 1996 to February 28, 1997. Cash used in investing activities was for the purchase and origination of mortgage servicing rights. For the period from March 1, 1997 to February 10, 1998, cash was also used for funding the early pool buyout program. During the period from March 1, 1997 to February 10, 1998, these uses of cash were offset by net proceeds from risk management contracts, while during the period from March 16, 1997 to February 28, 1997, cash was used to purchase risk management contracts. Other assets increased $49.5 million to $125.0 million at February 10, 1998 from $75.5 million at February 28, 1997 primarily as a result of an increase in HomeSide Predecessor's hedge assets. Early pool buyout advances, a program initiated in fiscal 1998, totaled $374.1 million at February 10, 1998. During the period from March 16, 1996 to February 28, 1997, HomeSide Predecessor also made net payments of $133.4 million and $106.2 million to acquire certain mortgage banking operations of BBMC and BMC, respectively (see Note 4 of Notes to Consolidated Financial Statements). Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide Predecessor's hedging needs. Except for the Banc One acquisition (see Note 19), HomeSide Predecessor is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur. HomeSide Predecessor will fund the Banc One acquisition under existing borrowing capacity.

Financing

Net cash provided by financing activities was $984.1 million for the period from March 1, 1997 to February 10, 1998 and $698.4 million for the period from March 16, 1996 to February 28, 1997. The primary source of cash from financing activities during the period from March 1, 1997 to February 10, 1998 was $750.0 million from the issuance of medium-term notes and net borrowings of $256.5 from HomeSide Predecessor's line of credit. The primary sources of cash from financing activities during the period from March 16, 1996 to February 28, 1997 were net borrowings under HomeSide Predecessor's lines of credit of $334.2 million, $393.4 million from capital contributions from the Parent. Cash used in financing activities during the period ended February 10, 1998 was used for the payment of debt issue costs and dividends paid to the Parent totaling $14.7 million. Cash used in financing activities for the period ended February 28, 1997 was used for the payment of debt issue costs and dividends paid to the Parent totaling $17.0 million..

During the period from March 1, 1997 to February 10, 1998, net cash used in operations was $231.0 million, net cash used in investing activities was $773.7 million and net cash provided by financing activities was $984.1 million, resulting in a net decrease in cash of $20.6 million. HomeSide Predecessor expects that to the extent cash generated from operations is inadequate to meet its liquidity needs, those needs can be met through financing from its bank credit facility and other facilities which may be entered into from time to time, as well as from the issuance of debt securities in the public markets. Accordingly, HomeSide Predecessor does not currently anticipate that it will make sales of servicing rights to any significant degree for the purpose of generating cash. Nevertheless, in addition to its cash and mortgage loans held for sale balances, HomeSide Predecessor's portfolio of mortgage servicing rights provides a potential source of funds to meet liquidity requirements, especially in periods of rising interest rates when loan origination volume slows. Repurchase agreements also provide an alternative to the bank line of credit for mortgages held for sale. Future cash needs are highly dependent on future loan production and servicing results, which are influenced by changes in long-term interest rates.

Year 2000 Compliance

HomeSide Predecessor uses and is dependent upon a significant number of computer software programs and operating systems to conduct its business. Such programs and systems include those developed and maintained by HomeSide Predecessor, software and systems purchased from outside vendors and software and systems used by HomeSide Predecessor's third party providers. HomeSide Predecessor has initiated a review and assessment of all hardware and software to determine whether it will function properly in the Year 2000. It is anticipated that some level of modification or replacement of hardware and software will be necessary in order to make HomeSide Predecessor's systems "Year 2000 Compliant." HomeSide Predecessor presently estimates these remediation costs to total approximately $15.0 million. Remediation costs are expected to be expensed as incurred, with the exception of new software purchases, which will be capitalized. The Company has not incurred significant remediation costs prior to February 10, 1998. Year 2000 remediation costs are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. In addition, HomeSide Predecessor has relationships with vendors, customers and other third parties that rely on software and systems that may not be Year 2000 compliant. With respect to such third parties, Year 2000 compliance matters will not be within HomeSide Predecessor's direct control. There can be no assurance that Year 2000 compliance failures by such third parties will not have a material adverse effect on HomeSide Predecessor's results of operations.



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


Arthur Andersen LLP



Jacksonville, Florida
April 15, 1998



                      HOMESIDE PREDECESSOR and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)


                                                                                    February 10,  1998      February 28, 1997

ASSETS
Cash and cash equivalents                                                                $   32,113              $   52,691
Mortgage loans held for sale, net                                                         1,292,403                 805,274
Mortgage servicing rights, net                                                            1,766,357               1,596,838
Accounts receivable, net                                                                    227,294                 157,518
Early pool buyout advances                                                                  374,097                      --
Premises and equipment, net                                                                  41,982                  29,515
Other assets                                                                                125,045                  75,485
                                                                                    --------------------    ---------------------
Total Assets                                                                             $3,859,291              $2,717,321
                                                                                    =====================   =====================

LIABILITIES AND STOCKHOLDER'S EQUITY
Notes payable                                                                            $2,074,956              $1,818,503
Accounts payable and accrued liabilities                                                    135,803                 123,231
Deferred income taxes                                                                       197,243                 142,415
Long-term debt                                                                              770,466                  21,128
                                                                                    ---------------------   ---------------------
Total Liabilities                                                                         3,178,468               2,105,277
                                                                                    ---------------------   ---------------------

Commitments and Contingencies

Stockholder's Equity:
  Common stock:
     Common  stock,  $1.00  par  value,  100  shares   authorized,   issued  and
         Outstanding in 1998 and 1997, respectively, all pledged as second
         priority Collateral on the long-term debt of the Parent                                -                       -
  Additional paid-in capital                                                                573,092                 573,092
  Retained earnings                                                                         107,731                  38,952
                                                                                    ---------------------   ---------------------
Total Stockholder's Equity                                                                  680,823                 612,044
                                                                                    ---------------------   ---------------------
Total Liabilities and Stockholder's Equity                                               $3,859,291              $2,717,321
                                                                                    =====================   =====================

   The accompanying notes are an integral part of these financial statements.



                      HOMESIDE PREDECESSOR and SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)


                                                           For the Period from          For the Period from
                                                            March 1, 1997 to             March 16, 1996 to
                                                            February 10, 1998            February 28, 1997
                                                            -----------------            -----------------
REVENUES:
Mortgage servicing fees                                            $393,292                    $308,906
Amortization of mortgage servicing rights                          (207,508)                   (153,694)
                                                        --------------------------     -----------------------
    Net servicing revenue                                           185,784                     155,212

Interest income                                                      97,050                      81,507
Interest expense                                                    (81,770)                    (66,833)
                                                        --------------------------     -----------------------
    Net interest revenue                                             15,280                      14,674

Net mortgage origination revenue                                     85,206                      66,073
Other income                                                          1,671                         682
                                                        --------------------------     -----------------------
    Total Revenues                                                  287,941                     236,641

EXPENSES:
Salaries and employee benefits                                       75,419                      72,976
Occupancy and equipment                                              15,447                      11,770
Servicing losses on investor-owned loans
   and foreclosure-related expenses                                  21,974                      17,934
Other expenses                                                       38,231                      40,766
                                                        --------------------------     -----------------------
    Total Expenses                                                  151,071                     143,446

Income before income taxes                                          136,870                      93,195
Income tax expense                                                   53,379                      37,278
                                                        -------------------------- --------------------------
Net Income                                                          $83,491                     $55,917
                                                        ========================== ==========================

   The accompanying notes are an integral part of these financial statements.



                      HOMESIDE PREDECESSOR and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                    (dollars in thousands, except share data)


                                                                            Additional
                                               Numbers         Common        Paid-in        Retained
                                              of Shares        Stock          Capital        Earnings         Total
                                           ----------------------------------------------------------------------------
Balance, March 15, 1996                            --             --       $     --        $     --        $    --
Issuance of common stock                          100             --             --              --             --
Contribution associated with BancBoston
   Mortgage Corporation acquisition, net           --             --          290,000            --          290,000
Contribution associated with Barnett
   Mortgage Company acquisition, net               --             --          244,294            --          244,294
Additional capital contributions                   --             --           38,798            --           38,798
Net income                                         --             --             --            55,917         55,917
Dividends declared and paid to Parent              --             --             --           (16,965)       (16,965)
                                           ----------------------------------------------------------------------------
Balance, February 28, 1997                        100             --          573,092          38,952        612,044

                                           ----------------------------------------------------------------------------

Net income                                         --             --             --            83,491         83,491
Dividends declared and paid to Parent              --             --             --           (14,712)       (14,712)
                                           ----------------------------------------------------------------------------
Balance, February 10, 1998                        100             --        $ 573,092       $ 107,731      $ 680,823
                                           ============================================================================

   The accompanying notes are an integral part of these financial statements.


                      HOMESIDE PREDECESSOR and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                    For the Period from      For the Period from
                                                                     March 1, 1997 to         March 16, 1996 to
                                                                     February 10, 1998        February 28, 1997
                                                                  ------------------------  -----------------------
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                  $83,491                  $55,917
Adjustments to reconcile net income to net cash (used in)
provided by  operating activities:
  Amortization of mortgage servicing rights                                 207,508                  153,694
  Depreciation and amortization                                               8,850                    8,173
  Servicing losses on investor-owned loans                                   12,346                   13,683
  Deferred income tax expense                                                56,352                   37,278
  Capitalized servicing rights                                                 --                    (21,015)
  Mortgage loans originated and purchased for sale                      (23,975,752)             (12,504,567)
  Proceeds and principal repayments of mortgage loans held for
    sale                                                                  23,540,371              12,572,217
  Change in accounts receivable                                             (82,121)                 (63,378)
  Change in other assets and accounts payable and accrued
    liabilities                                                             (82,036)                 (35,448)
                                                                  ------------------------  -----------------------
    Net cash (used in) provided by operating activities                    (230,991)                 216,554

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of premises and equipment, net                                     (17,252)                  (4,929)
Acquisition of mortgage servicing rights                                   (519,694)                (475,729)
Net proceeds from (purchases of) risk management contracts                   137,393                (141,944)
Purchase of early pool buyout advances, net of repayments                  (374,097)                    --
Acquisition of BancBoston Mortgage Corp., net of cash acquired                 --                   (133,392)
Acquisition of Barnett Mortgage Co., net of cash acquired                      --                   (106,244)
                                                                  ------------------------  -----------------------
    Net cash used in investing activities                                  (773,650)                (862,238)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net borrowings from banks and short-term lines of credit                    256,453                  334,170
Issuance of notes payable                                                   750,000                     --
Payment of debt issue costs                                                  (7,017)                 (11,681)
Repayment of long-term debt                                                    (661)                    (567)
Capital contributions from the Parent                                          --                    393,418
Dividends paid to the Parent                                                (14,712)                 (16,965)
                                                                  ------------------------  -----------------------
    Net cash provided by financing activities                               984,063                  698,375

Net (decrease) increase in cash and cash equivalents                        (20,578)                  52,691
Cash and cash equivalents at beginning of period                             52,691                     --
                                                                  ------------------------  -----------------------
Cash and cash equivalents at end of period                                  $32,113                  $52,691
                                                                  ========================  =======================

   The accompanying notes are an integral part of these financial statements.

                      HOMESIDE PREDECESSOR AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

HomeSide Lending, Inc. ("HomeSide Predecessor" or the "Company") is primarily engaged in the mortgage banking business and as such originates, purchases, sells and services mortgage loans throughout the United States. The accompanying consolidated financial statements of HomeSide Predecessor include the accounts of HomeSide Predecessor and its subsidiaries, after elimination of all material intercompany balances and transactions. Amounts of acquired companies have been included from the date of acquisition.

HomeSide Predecessor is a wholly-owned subsidiary of HomeSide Holdings, Inc., which is a wholly-owned subsidiary of HomeSide, Inc. (the "Parent")(see Note 2). The Parent has no operations and its only significant assets are its investments in HomeSide Holdings, Inc., HomeSide Predecessor and certain capitalized debt issue costs. The Parent has $130 million in outstanding long-term debt. All of the stock of HomeSide Holdings, Inc. and HomeSide Predecessor is pledged as collateral on the debt of the Parent. The Parent is dependent upon dividends from HomeSide Holdings, Inc. and HomeSide Predecessor for the cash flow necessary to service the Parent's debt.

The accompanying financial statements of HomeSide Predecessor have been prepared for the period March 1, 1997 to February 10, 1998 and for the period March 16, 1996 to February 28, 1997 to coincide with the commencement of operations of the Parent and the merger as discussed in Note 2 below. The financial statements do not reflect the effects of HomeSide Predecessor's acquisition by National Australia Bank Limited ("the National"). HomeSide Predecessor will adopt a fiscal year end of September 30 to conform to the fiscal year of the National.

2.  ORGANIZATION

On December 11, 1995, HomeSide Predecessor was formed by an investor group, consisting of Thomas H. Lee Company and Madison Dearborn Partners (collectively, the "Investors"), and signed a definitive stock purchase agreement with The First National Bank of Boston ("BankBoston") for the purpose of acquiring certain assets and liabilities of the mortgage banking business owned by BankBoston. BankBoston received cash and an ownership interest in HomeSide Predecessor. The transaction closed on March 15, 1996 and HomeSide Predecessor began operations on March 16, 1996.

On May 31, 1996, Barnett Banks, Inc. ("Barnett") sold certain of its mortgage banking operations, primarily its servicing portfolio, mortgage servicing operations and proprietary mortgage banking software systems, to HomeSide Predecessor. Barnett received cash and an ownership interest in HomeSide Predecessor. The accompanying financial statements reflect the effects of both of these acquisitions. For more information on these acquisitions, see Note 4. From May 31, 1996 until the 1997 public offering of common stock, the Investors as a group, BankBoston and Barnett each owned approximately one-third of HomeSide Predecessor. Following the public offering, the Investors as a group, BankBoston and Barnett owned in the aggregate approximately 79% of the outstanding common stock.

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



Risk management of mortgage loan originations

HomeSide Predecessor utilizes a risk management program to protect and manage the value of its mortgage loans held for sale and mortgage commitment pipeline. As a result, the Company is party to various derivative financial instruments to reduce its exposure to interest rate risk. These financial instruments primarily include mandatory forward delivery commitments, put and call option contracts and treasury futures contracts. The Company uses these financial instruments for the purposes of managing its resale pricing and interest rate risks. These financial instruments are designated as hedges to the extent they demonstrate a high degree of correlation with the underlying hedged items. Accordingly, hedging gains and losses related to this risk management program are deferred and recognized as a component of the gain or loss on sale of the underlying mortgage loans or mortgage-backed securities. Such gains and losses are included in mortgage origination revenue. Hedge losses are recognized currently if the deferral of such losses would result in mortgage loans held for sale and the pipeline being valued in excess of their estimated net realizable value.

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

Risk management of mortgage servicing rights

Mortgage servicing rights permit HomeSide Predecessor to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified servicing activities. The mortgage notes underlying the mortgage servicing rights permit the borrower to prepay the loan. As a result, the value of the related mortgage servicing rights tends to diminish in periods of declining interest rates and increase in value in periods of rising rates. This tendency subjects HomeSide Predecessor to substantial interest rate risk. It also directly affects the volatility of reported earnings because mortgage servicing rights are carried at the lower of amortized cost or fair value. It is HomeSide Predecessor's policy to mitigate and hedge this risk through its risk management program.

The risk management instruments used by HomeSide Predecessor have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management instruments tend to decline in value as interest rates rise. Accordingly, changes in value of these hedge instruments will tend to move inversely with changes in value of HomeSide Predecessor's mortgage servicing rights.

Options on U.S. Treasury bond futures and U.S. Treasury bond futures have been purchased by HomeSide Predecessor to manage interest rate risk. When purchased, the options and futures contracts are designated to a specific strata of mortgage servicing rights. The risk management instruments are marked-to-market and changes in market value are included as adjustments to the basis of the related mortgage servicing right asset being hedged. Deferred hedge gains and losses are amortized and evaluated for impairment in the same manner as the related mortgage servicing rights. Correlation between changes in the risk management contracts and changes in value of HomeSide Predecessor's mortgage servicing rights is assessed on a quarterly basis to ensure that high correlation is maintained over the term of the hedging program.

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

Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 supersedes SFAS No. 122 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 125 is based on a financial-components approach which focuses on control. Under the approach required by this standard, after a transfer of financial assets (for example, the sale of mortgage loans), an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The capitalization, amortization and impairment principles of SFAS No. 125 are substantially consistent with the principles previously defined by SFAS No. 122, insofar as they relate to the mortgage banking activities of HomeSide Predecessor.
Accordingly, the impact of the adoption of SFAS No.125 was not material to the Company's financial statements.

Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing revenue. They are evaluated for impairment by comparing the carrying amount of the servicing rights to their fair value. Fair value is estimated based on the market prices of similar servicing assets and on discounted anticipated future net cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. For purposes of measuring impairment, the mortgage servicing rights are stratified by the predominant risk characteristics which include product types of the underlying loans and interest rates of mortgage notes . Impairment is recognized through a valuation reserve for each impaired stratum and is included in amortization of mortgage servicing rights. An analysis of HomeSide Predecessor's mortgage servicing rights is included in
Note 5.

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

Accounts receivable

Accounts receivable includes advances, consisting primarily of payments for property taxes and insurance premiums, as well as principal and interest remitted to investors before they are collected from mortgagors, made in connection with loan servicing activities. Accounts receivable also includes loans purchased from mortgage-backed securities serviced by HomeSide Predecessor for others and mortgage claims filed primarily with the FHA and the VA.

Early pool buyout advances

Early pool buyout advances consist of delinquent government loans in foreclosure process that have been purchased from pools. The program reduces the unreimbursed interest expense that HomeSide Predecessor incurs. The funding of the purchases of these delinquent loans for the early pool buyout program is recorded as interest expense. Interest income earned from the guarantor agency during the foreclosure process is accrued to match the funding expense incurred. Scheduled interest payments made to the investor before the loans were purchased from the pool are recorded as early pool buyout advances with a reserve for advances which will not ultimately be collected.

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

HomeSide Predecessor's mortgage servicing portfolio totaled $98.9 billion at February 10, 1998. Related custodial deposits are segregated in trust accounts, principally held with depository institutions, and are not included in the accompanying financial statements.

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

Servicing losses on investor-owned loans and foreclosure-related expenses

HomeSide Predecessor records losses attributable to servicing FHA and VA loans for investors. These amounts include actual losses for final disposition of loans, foreclosure-related expenses, accrued interest for which payment is uncollectible and estimates for potential losses based on HomeSide Predecessor's experience as a servicer of government loans.

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

New accounting standards

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Management expects that the impact of this statement on the presentation of the financial statements of HomeSide Predecessor will be immaterial.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for fiscal years beginning after December 15, 1997. Management expects that the impact of this statement on the presentation of the financial statements of HomeSide Predecessor will be immaterial.


4.  ACQUISITIONS

Acquisition of BancBoston Mortgage Corporation

On March 15, 1996, HomeSide Predecessor acquired from BankBoston all of the outstanding stock of BancBoston Mortgage Corporation ("BBMC"), which was subsequently renamed HomeSide Lending, Inc. Certain assets and liabilities of BBMC were retained by BankBoston, including BBMC's mortgage retail production operations in New England.

HomeSide Predecessor made cash payments of $139.5 million in cash and issued $86.8 million of common stock to BankBoston in consideration for certain assets, net of assumed liabilities, and the stock of BBMC. Also, in connection with the BBMC acquisition, the Investors purchased approximately 55% of the then outstanding common stock of HomeSide Predecessor for $107.2 million in cash. Simultaneously, BankBoston paid approximately $1.0 million in cash for all of HomeSide Predecessor's class C non-voting common stock. In consideration of services rendered to HomeSide Predecessor with respect to the BBMC Acquisition, class B non-voting stock valued at $1.0 million was issued to an investment bank. Management purchased common stock for $4.1 million in cash, $1.9 million of which was financed by loans from HomeSide Predecessor. On May 31, 1996, HomeSide Predecessor paid an additional $5.0 million to BankBoston in connection with the closing of the Barnett Mortgage Company ("BMC") acquisition. The transaction was accounted for under the purchase method of accounting. The assets and liabilities of BBMC were recorded at their fair values at March 16, 1996, which totaled $1.5 billion and $1.2 billion, respectively. The total purchase price paid for BBMC, including transaction costs and interest, was $247.0 million. The excess of fair value of net assets acquired over cost was $56.0 million and was allocated as a reduction mortgage servicing period rights.

Acquisition of Barnett Mortgage Company

On May 31, 1996, HomeSide Predecessor acquired from Barnett certain assets, net of assumed liabilities, and the outstanding common stock of BMC (the "BMC Acquisition"). Certain assets and liabilities of BMC were retained by Barnett, including those assets of BMC and its subsidiaries (other than Honolulu Mortgage Company, Inc.) associated with the loan origination or production activities.

HomeSide Predecessor made cash payments of $228.0 million to Barnett in consideration for certain assets, net of assumed liabilities, and the stock of BMC. In connection with the BMC Acquisition, an affiliate of Barnett purchased shares of HomeSide Predecessor common stock for an aggregate purchase price of $118.0 million. Also in connection with the BMC Acquisition, BankBoston and the Investors paid approximately $42.3 million in cash for additional shares of HomeSide Predecessor. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of HomeSide Predecessor include BMC from the date of acquisition. The assets and liabilities of BMC were recorded by HomeSide Predecessor at their estimated fair values at May 31, 1996, which totaled $764.8 million and $521.4 million, respectively. The total purchase price paid for BMC, including transaction costs and interests, was $235.0 million. The excess of the purchase price over the fair value of net assets acquired was $8.4 million and was allocated to goodwill and is being amortized on a straight-line basis over 15 years.

The unaudited condensed pro forma statement of income for the period from March 16, 1996 to February 28, 1997, assuming BMC had been acquired as of March 16, 1996 is as follows (in millions, except per share data):

                                            Pro Forma for the Period
                                               From March 16, 1996 to
                                                  February 28, 1997

   Net servicing revenue                                $167.3
   Net interest  revenue                                  (4.5)
   Net mortgage origination revenue                       67.1
   Other income                                            0.7
                                             ------------------------------
               Total revenue                             230.6
   Expenses                                             (157.5)
                                             ------------------------------
   Income before income taxes
     and extraordinary loss                               73.1
   Income tax expense                                    (29.5)
                                             ------------------------------
   Income before extraordinary loss                       43.6
   Extraordinary  loss                                    (6.4)
                                             ------------------------------
    Net income                                          $ 37.2
                                             ==============================


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

5.  MORTGAGE SERVICING RIGHTS

An analysis of mortgage servicing rights is as follows (in thousands):

                                                          February 10, 1998       February 28, 1997

Beginning balance                                             $1,596,838               $     -
Additions, including BBMC and BMC acquisitions                   416,822                1,665,640
Sales of servicing                                                  (342)                 (25,745)
Net deferred hedge (gain) loss, net of amortization              (39,453)                 110,637
Amortization                                                    (207,508)                (153,694)
                                                        ----------------------- ----------------------
Ending balance                                                $1,766,357               $1,596,838
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

6. PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):
                                          February 10, 1998    February 28, 1997

Land                                           $  3,451            $  3,451
Buildings and building improvements              10,604              10,986
Furniture and equipment                          22,464              15,739
Leasehold improvements                           14,717                3,808
                                          -------------------- -----------------
                                                 51,236              33,984
Accumulated depreciation and amortization        (9,254)              (4,469)
                                          ==================== =================
Ending balance                                 $ 41,982            $ 29,515
                                          ==================== =================

7.  RESERVE FOR ESTIMATED SERVICING LOSSES ON INVESTOR-OWNED LOANS

     An analysis of the reserve for estimated servicing losses on investor-owned loans is as follows (in thousands):

                                   For the Period March     For the Period From
                                   1, 1997 to February       March 16, 1996 to
                                         10, 1998            February 28, 1997
                                  ----------------------- ----------------------

Beginning balance                        $ 21,650                  $  11,100
Provision for servicing losses on
      investor-owned loans                 12,346                     13,683
Charge-offs                               (12,747)                   (10,295)
Recoveries                                    401                         60
Additions from acquisition of BMC             -                        7,102
                                  ----------------------------------------------
Ending balance                           $ 21,650                  $  21,650
                                  ==============================================

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
                                                ======================

HomeSide Predecessor borrows funds on a demand basis from an independent syndicate of banks under a $2.5 billion credit facility which, at the request of HomeSide Predecessor, may be increased to $3.0 billion. The line of credit is used to provide funds for HomeSide Predecessor's business of originating, acquiring and servicing mortgage loans. The line of credit includes both a warehouse credit facility, which is limited to 98% of the fair value of eligible mortgage loans held for sale, and a servicing-related facility, which is capped at $950.0 million. On February 14, 2000, the line of credit will terminate. The credit agreement contains covenants that impose limitations and restrictions on HomeSide Predecessor, including the maintenance of certain net worth and ratio requirements. Under certain circumstances set forth in the credit agreement, borrowings under the agreement become collateralized by substantially all of HomeSide Predecessor's assets. HomeSide Predecessor is in compliance with all requirements included in the credit agreement. At February 10, 1998 and February 28, 1997, $2.1 billion and $1.8 billion, respectively, was outstanding under the credit line. Amounts outstanding at February 10, 1998 and February 28, 1997 under the bank line of credit are comprised of a warehouse credit facility of $1.2 billion and $0.8 billion and a servicing-related credit facility of $0.9 billion and $0.9 billion, respectively. The amount of the unused bank line of credit was $0.4 billion and $0.7 billion as of February 10, 1998 and February 28, 1997, respectively.

Borrowings under the bank line of credit bear interest at rates per annum, based on, at HomeSide Predecessor's option (A) the highest of (i) the lead bank's prime rate, (ii) the secondary market rate of certificates of deposit plus 100 basis points and (iii) the federal funds rate in effect from time to time plus 0.5% or (B) various rates based on federal fund rates.

On January 15, 1997, HomeSide Predecessor entered into a short-term credit facility with a bank in a maximum aggregate principal amount of $85.0 million. On March 14, 1997, HomeSide Predecessor entered into another short-term credit facility in an aggregate principal amount of $100.0 million. The facilities each expired on May 1, 1997 and amounts borrowed under these lines were repaid.

9.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                            February 10, 1998               February 28, 1997
                            -----------------               -----------------
Medium-term notes              $   750,000                    $       -
Mortgage note payable               20,466                          21,128
                            -----------------               ------------------
  Total                        $   770,466                    $     21,128
                            =================               ==================

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

As of February 10, 1998, outstanding medium-term notes issued by HomeSide Predecessor, under a $1.0 billion shelf registration statement were as follows (in thousands):





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

Mortgage note payable

HomeSide Predecessor assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.50%. HomeSide Predecessor's main office building is pledged as collateral. A purchase accounting premium was recorded in connection with HomeSide Predecessor assuming the mortgage note payable.

Principal payments due on long-term debt at February 10, 1998 are as follows (in thousands):

  Fiscal Year
 1999                                                               $     256
 2000                                                                 250,281
 2001                                                                 100,309
 2002                                                                 200,340
 2003                                                                     373
 Thereafter                                                           211,724
 Unamortized purchase accounting premium                                7,183
                                                     -------------------------
   Total                                                             $770,466
                                                     =========================

Long-term debt of Parent

On May 14, 1996, the Parent issued $200,000,000 of 11.25% notes ("Notes") maturing on May 15, 2003 and paying interest semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 1996. The Notes are redeemable at the option of the Parent, in whole or in part, at any time on or after May 15, 2001, at certain redemption prices. The indenture contains covenants that impose limitations and restrictions on the Parent, including the maintenance of certain net worth and ratio requirements. In addition, the Notes are secured by a second priority pledge of the common stock of HomeSide Lending, Inc and principal and interest payments on the Notes are funded by dividends received from HomeSide Predecessor. The Parent is in compliance with all net worth and ratio requirements contained in the indenture relating to the notes. The amount of Notes outstanding at February 10, 1998 is $130.0 million.

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

During the period from March 1, 1997 through February 10, 1998, and the period from March 16, 1996 through February 28, 1997, HomeSide Predecessor paid $14.7 million and $17.0 million, respectively, in dividends to the Parent to enable the Parent to service the debt and pay certain debt issuance costs.

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

Components of the provision for income taxes before the effect of the tax benefit associated with the early extinguishment of debt were as follows (in thousands):

                                 For the Period From       For the Period From
                                  March 1, 1997 to          March 16, 1996 to
                                  February 10, 1998         February 28, 1997
                              -------------------------- -----------------------
Current:
     Federal                                 $   2,856              $   -
     State                                        -                     -
                              -------------------------- -----------------------
                                             $   2,856                  -
Deferred
     Federal                                    42,462                30,872
     State                                       8,061                 6,406
                              -------------------------- -----------------------
                                            $   50,523              $ 37,278
                              -------------------------- -----------------------

Total                                       $   53,379              $ 37,278
                              ========================== =======================

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of income.

                                     For The Period From     For The Period From
                                       March 1, 1997 to       March 16, 1996 to
                                      February 10, 1998       February 28, 1997

Statutory federal income tax rate           35.0%                   35.0%
State income and franchise taxes,
       net of federal tax effect             3.5%                    4.0%
Other                                         .5%                    1.0%
                                    ----------------------- --------------------
      Effective income tax rate             39.0%                   40.0%
                                    ======================= ====================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                   February 10, 1998      February 28, 1997
Deferred tax assets:
   Net operating loss carryforwards                                         $ 23,114          $ 40,891
   Alternative minimum tax credit carry forward                                2,856              -
   Loss reserves                                                              25,404            17,563
   Hedge activities                                                           30,754              -
   Other assets                                                                4,879            12,087
                                                                 ---------------------- ----------------------
      Total gross deferred tax assets                                       $ 87,007          $ 70,541
                                                                 ====================== ======================

Deferred tax liabilities:
   Mortgage servicing fees                                                  $267,871          $207,278
   Other liabilities                                                          16,379             5,678
                                                                 ---------------------- ----------------------
      Total gross deferred tax liabilities                                   284,250           212,956
                                                                 ---------------------- ----------------------
        Net deferred tax liability                                          $197,243          $142,415
                                                                 ====================== ======================

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

11.  LEASE COMMITMENTS

HomeSide Predecessor leases office facilities and equipment under noncancelable leases that include renewal options and escalation clauses which extend into 2004. Rental expense for leases of office facilities and equipment was $4.5 million and $3.9 million for the period March 1, 1997 to February 10, 1998 and for the period March 16, 1996 to February 28, 1997, respectively. HomeSide Predecessor's minimum future lease commitments are as follows (in thousands):

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
                                                        ===============

12.  SUPPLEMENTAL CASH FLOW INFORMATION

In connection with the acquisitions of BBMC and BMC, HomeSide Predecessor recorded non-cash assets and assumed liabilities, including fair value adjustments, of approximately $2.3 billion and $1.7 billion in 1998 and 1997, respectively.

HomeSide Predecessor paid $58.8 million and $60.1million of interest during the period from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997, respectively. HomeSide Predecessor paid taxes totaling $0.3 million and received $51.7 million cash for reinstated loans from early pool buyout advances for the period from March 1, 1997 to February 10, 1998.

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


Accounts receivable, early pool buyout advances and accounts payable

Carrying amounts are considered to approximate fair value. Accounts payable do not include the effects of additional costs incurred and additional liabilities assumed in connection with HomeSide Predecessor's acquisition by the National.

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


Fair Value

The fair values of the Company's financial instruments are as follows (in thousands):

                                                             February 10, 1998                 February 28, 1997
                                                             -----------------                 -----------------
                                                         Carrying           Fair            Carrying           Fair
                                                          Amount            Value            Amount            Value
                                                     ----------------- ---------------- ------------------ --------------
ASSETS
Cash and cash equivalents                                $  32,113        $  32,113          $  52,691      $  52,691
Mortgage loans held for sale                             1,292,403        1,296,685            805,274        806,432
Accounts receivable and early pool buyout
   advances                                                601,391          601,391            157,518        157,518
Risk management contracts for
   mortgage servicing rights                                43,947           43,947             45,212         45,212

LIABILITIES
Notes payable                                            2,074,956        2,074,956          1,818,503      1,818,503
Long-term debt                                             770,466          799,893             21,128         21,128
Accounts payable and accrued liabilities                   135,802          135,802            123,231        123,231
Off-balance sheet(1)
Commitments to originate mortgage loans                                        --                              (2,805)
   Mandatory forward contracts to sell mortgages                               --                               3,588
   Mandatory forward contracts to sell U.S.
       Treasuries                                                              --                                   7
  Option contracts on mortgage-backed
       securities                                                              --                               1,741
Option contracts on U.S. treasury bond futures                                 --                                (147)
OFF-BALANCE SHEET(1)
Commitments to originate mortgage loans                       --             (1,510)              --           (2,805)
Mandatory forward contracts to sell
      mortgages                                               --             (3,621)              --            3,588
Mandatory forward contracts to sell U.S.
       treasuries                                             --                 65               --                7
Options on mortgage-backed  securities                       3,543            5,890              2,025          1,741
Options on U.S treasury bond futures                           743              604                321           (147)
Interest rate swaps                                           --             13,496               --             --
----------------------------------------------------
(1) Parenthesis denote a liability

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

14.  RISK MANAGEMENT AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

As discussed in Note 3, HomeSide Predecessor utilizes risk management financial instruments to manage interest rate risk related to the value of its mortgage servicing rights. A summary of HomeSide Predecessor's position in risk management financial instruments at February 10, 1998 and February 28, 1997 is included below.

The fair value of HomeSide Predecessor's risk management contracts is based on quoted market prices of the underlying instruments at February 10, 1998 and February 28, 1997. The notional amounts represent the par value of the underlying U.S. Treasury bonds. However, the notional amounts are not recognized in the balance sheet and should not be considered as a measure of credit risk or future cash requirement.

The amount of the risk management contracts maintained depends on factors such as interest rates, interest volatility and growth in the mortgage servicing portfolio. HomeSide Predecessor is subject to market risk to the extent that interest rates fluctuate; however, the purpose of the risk management contracts is to hedge the value of the mortgage servicing rights portfolio. HomeSide Predecessor's risk management financial instruments qualify as hedges, and gains or losses on the risk management instruments correlate to movements in the value of the mortgage servicing rights. Cash requirements for HomeSide Predecessor's option contracts are limited to premiums paid. Cash requirements for futures contracts are managed based on limits established by HomeSide Predecessor's risk management committee. HomeSide Predecessor's credit risk on its risk management contracts is limited because the contracts are traded on a national exchange which guarantees counterparty performance.

As discussed in Note 3, HomeSide Predecessor purchases financial instruments and enters into financial agreements with off-balance sheet risk in the normal course of business through the origination and selling of mortgage loans and as part of its risk management programs. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. Interest rate risk is the possibility that a change in interest rates will cause the value of a financial instrument to decrease or become more costly to settle.

  Options and forward contracts

The notional amount of the options and forward contracts used in HomeSide Predecessor's risk management programs is the amount upon which interest and other payments under the contract are based and is generally not exchanged. Therefore, the notional amounts should not be taken as the measure of credit risk or a reflection of future cash requirements. The risk associated with options and forwards is the exposure to current and expected market movements in interest rates and the ability of the counterparties to meet the terms of the contracts. The cash requirements associated with these options and forward contracts, aside from the initial purchase price, are minimal. These contracts generally require future performance on the part of the counterparty upon exercise of the option or execution of the forward contract by HomeSide Predecessor.

HomeSide Predecessor is exposed to credit loss in the event of nonperformance by the counterparties to the various instruments. HomeSide Predecessor controls credit and market risk associated with interest rate products by establishing and monitoring limits with counterparties as to the types and degree of risks that may be undertaken. HomeSide Predecessor's exposure to credit risk in the event of default by the counterparties for the options is $57.0 million at February 10, 1998.

HomeSide Predecessor's exposure to credit risk in the event of default by the counterparty for mandatory forward commitments to sell mortgage loans is the difference between the contract price and the current market price, offset by any available margins retained by HomeSide Predecessor or an independent clearing agent, which totaled $30.2 million at February 10, 1998. The amount of credit risk as of February 10, 1998, if all counterparties failed completely and if the margins, if any, retained by HomeSide Predecessor or an independent clearing were to become unavailable, was approximately $4.4 million for mandatory forward commitments of mortgage-backed securities.

The following is a summary of HomeSide Predecessor's notional amounts and fair values of interest rate products (in thousands):

                                                              February 10, 1998                        February 28, 1997
                                                         Notional                             Notional
                                                          Amount          FairValue(1)         Amount          Fair Value (1)
                                                          ------          ------------         ------          --------------
Purchased commitments to sell mortgage loans:
 Mandatory forward contracts                             $2,847,668          ($3,556)         $1,445,345           $3,588
 Options on mortgage-backed
      securities                                            835,000            5,890             755,000            1,741
 Options on U.S. treasury
      bond futures                                          145,000             604              140,000             (147)
Risk management contracts on mortgage servicing rights:
  Options on U.S. treasury bond futures                   4,440,100          50,487            3,572,300           45,212
  Futures contracts on U.S. treasury
      bonds                                               2,121,800          (6,540)                --               --

-------------------------------------------------
(1) Fair value represents the amount at which a given instrument could be exchanged in an arms length transaction with a third party as of the balance sheet date.

Commitments to originate mortgage loans

HomeSide Predecessor regularly enters into commitments to originate and purchase mortgage loans at a future date subject to compliance with stated conditions. Commitments to originate mortgage loans have off-balance sheet risk to the extent HomeSide Predecessor does not have matching commitments to sell loans, which exposes HomeSide Predecessor to lower of cost or market valuation adjustments in a rising interest rate environment. Additionally, the extension of a commitment, which is subject to HomeSide Predecessor's credit review and approval policies, gives rise to credit exposure when certain borrowing conditions are met and the loan is made. Until such time, it represents only potential exposure. The obligation to lend may be voided if the customer's financial condition deteriorates or if the customer fails to meet certain conditions. Commitments to originate mortgage loans do not necessarily reflect future cash requirements since some of the commitments will not be drawn upon before expiration. Commitments to originate mortgage loans totaled $3.2 billion and $2.7 billion at February 10, 1998 and February 28, 1997, respectively.

Mortgage loans sold with recourse

HomeSide Predecessor sells mortgage loans with recourse to various investors and retains the servicing rights and responsibility for credit losses on these loans. The total outstanding balance of loans sold with recourse does not necessarily represent future cash outflows. The total outstanding principal balance of loans sold with recourse was $16.7 million and $14.2 million at February 10, 1998 and February 28, 1997, respectively.

For five years following the May 31, 1996 acquisition of BMC, Barnett is obligated to repurchase or reimburse HomeSide Predecessor for any credit losses related to $101.0 million of loans serviced with recourse.

Servicing commitment to investors

HomeSide Predecessor is required to submit to certain investors, primarily GNMA, guaranteed principal and interest payments from the underlying mortgage loans regardless of actual collections.

Purchase mortgage servicing rights commitments

HomeSide Predecessor routinely enters into commitments to purchase mortgage servicing rights associated with mortgages originated by third parties, subject to compliance with stated conditions. These commitments to purchase mortgage servicing rights correspond to mortgage loans having an aggregate loan principal balance of approximately $0.6 billion and $2.3 billion at February 10, 1998 and February 28, 1997, respectively.

Geographical concentration of credit risk

HomeSide Predecessor is engaged in business nationwide and has no material concentration of credit risk in any geographic region.

15. OTHER RELATED PARTY TRANSACTIONS

HomeSide Predecessor entered into an agreement with BankBoston and Barnett for certain corporate support services. For the period March 1, 1997 through February 10, 1998, HomeSide Predecessor paid BankBoston and Barnett approximately $5.2 million and $0.5 million, respectively, for these services. For the period March 16, 1996 to February 28, 1997, HomeSide Predecessor paid BankBoston and Barnett approximately $2.5 million and $0.9 million, respectively, for these services.

HomeSide Predecessor purchases mortgage loans eligible for sale from BankBoston and Barnett. For the period March 1, 1997 through February 10, 1998, HomeSide Predecessor paid approximately $5.3 million and $45.4 million, respectively, to BankBoston and Barnett for the purchase of mortgage servicing rights. For the period from March 1, 1996 through February 28, 1997, HomeSide Predecessor paid approximately $4.7 million and $27.6 million, respectively, to BankBoston and Barnett for the purchase of mortgage servicing rights. HomeSide Predecessor also purchases the mortgage servicing rights to the mortgage loans BankBoston and Barnett hold in their portfolios. For the period March 1, 1997 through February 10, 1998, HomeSide Predecessor purchased mortgage servicing rights for loans retained by BankBoston and Barnett totaling approximately $1.6 million and $9.5 million, respectively. For the period from March 16, 1996 to February 28, 1997 HomeSide Predecessor purchased mortgage servicing rights for loans retained by BankBoston and Barnett totaling approximately $1.3 million and $8.2 million, respectively. The BankBoston and Barnett purchases represent 2.8% and 20.4%, respectively, of the Company's total production for the period from March 1, 1997 to February 10, 1998. For the period of March 16, 1996 through February 28, 1997, the BankBoston and Barnett purchases represented 2.8% and 16.0 %, respectively, of the Company's total production.

HomeSide Predecessor services residential mortgage loans held in portfolio by BankBoston and Barnett. The servicing fees paid by BankBoston and Barnett to HomeSide Predecessor are market-based fees consistent with the fees charged by HomeSide Predecessor to other investors. For the period March 1, 1997 to February 10, 1998, BankBoston and Barnett paid $3.8 million and $29.1 million in servicing fees, respectively. For the period March 16, 1996 to February 28, 1997, BankBoston and Barnett paid $5.3 million and $ 23.6 million in servicing fees, respectively.

As a result of NationsBank Corporation's acquisition of Barnett Banks, Inc., the Company agreed to release Barnett from a five year agreement to sell certain of its mortgage loans to HomeSide Predecessor. In consideration, the Company received the right to purchase $5.0 billion in mortgage servicing rights, an increase in the weighted average servicing fee for Barnett portfolio loans currently serviced, and will receive $3.0 million cash in June 1998.

16.  CONTINGENCIES

HomeSide Predecessor, along with its subsidiaries, is a defendant in a number of legal proceedings arising in the normal course of business. HomeSide Predecessor, in management's estimation, has recorded adequate reserves in the financial statements for pending litigation. Management, after reviewing all actions and proceedings pending against or involving HomeSide Predecessor, considers that the aggregate liabilities or loss, if any, resulting from the final outcome of these proceedings will not have a material effect on the financial position, results of operations or liquidity of HomeSide Predecessor.

17.  EMPLOYEE BENEFITS

HomeSide Predecessor offers a 401(k) defined contribution benefit plan in which employees may contribute a portion of their compensation. Substantially all employees are eligible for participation in the plan. The Company matches 100% of amounts contributed up to 4% of an employee's compensation. Further, the Company may contribute additional amounts at its discretion. Total expense related to the benefit plan was approximately $3.0 million and $4.0 million for the period from March 1, 1997 to February 10, 1998 and the period from March 16, 1996 to February 28, 1997, respectively.

18.  QUARTERLY FINANCIAL DATA (Unaudited)

                                     For the Period From       For the Three           For the Three        For the Three
                                     December 1, 1997 to        Months Ended            Months Ended         Months Ended
                                      February 10, 1998       November 30, 1997        August 31, 1997       May 31, 1997
                                   ------------------------ ---------------------- --------------------- -------------------------
(in thousands, except share data)
Revenue                                   $ 65,264            $    75,619           $    76,330               $    70,727
Expenses                                    35,943                 38,241                39,432                    37,454
Provision for income taxes                  11,433                 14,577                14,391                    12,978
                                   ------------------------ ---------------------- --------------------- -------------------------
Net income                                $ 17,888            $    22,801           $    22,507               $    20,295
                                   ======================== ====================== ===================== =========================



                                     For the Three         For the Three           For the Three        For the Period From
                                      Months Ended          Months Ended            Months Ended          March 16, 1996
                                    February 28, 1997     November 30, 1996        August 31, 1996        to May 31, 1997
                                  ---------------------- ---------------------- --------------------- -------------------------
(in thousands, except share data)
data)
   Revenue                          $    68,841            $    68,073            $   63,640               $    36,087
   Expenses                              39,987                 40,335                40,515                    22,609
   Provision for income taxes            10,898                 11,373                 9,481                     5,526
                                  ---------------------- ---------------------- --------------------- -------------------------
   Net income                       $    17,956            $    16,365            $   13,644               $     7,952
                                  ====================== ====================== ===================== =========================

19.  SUBSEQUENT EVENTS

On April 1, 1998, HomeSide Predecessor entered into an agreement with Banc One Mortgage Corporation ("Banc One") to acquire the mortgage servicing assets of Banc One. HomeSide Predecessor and Banc One have also entered into a Preferred Partner agreement, whereby Banc One will sell a significant portion of its residential mortgage loans to HomeSide Predecessor over the next five years. The total purchase consideration is $201.0 million cash. The mortgage servicing rights acquired relate to mortgage servicing loans of approximately $18 billion. The transaction is subject to regulatory approvals and is expected to close late in the second calendar quarter of 1998.

On April 6, 1998, the Company signed an agreement with NationsBank Corporation whereby NationsBank agreed to sell HomeSide Predecessor a national wholesale mortgage loan network which was formerly owned by Barnett Banks, Inc.

Effective April 30, 1998, HomeSide, Inc., the Parent, amended its charter to change its name to HomeSide International, Inc.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 1, 1998, Homeside dismissed its prior certifying accountants, Arthur Andersen, L.L.P. and retained as its new certifying accountants, KPMG LLP. Arthur Andersen's report on HomeSide's financial statements during the two most recent fiscal years and all subsequent interim periods preceding the date hereof contained no adverse opinion or a disclaimer of opinions, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by Homeside, Inc. Predecessor's Board of Directors.

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

Effective April 1, 1998, HomeSide engaged KPMG LLP as its principal accountants. During the last two fiscal years and the subsequent interim period to the date hereof, HomeSide did not consult KPMG regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

The following table sets forth the name, age and position with the Company of each person who is an executive officer or director of the Company.

        Name                       Age          Position
Joe K. Pickett.................... 54       Chairman of the Board, Director
Hugh R. Harris.................... 48       Chief Executive Officer; Director
Kevin D. Race..................... 39       President and Chief Operating Officer; Director
W. Blake Wilson................... 33       Executive Vice President and Chief Financial Officer
Robert J. Jacobs.................. 47       Executive Vice President, Secretary and General Counsel; Director
Betty L. Francis.................. 53       Chief Credit Officer and Executive Vice President
Mark F. Johnson................... 45       Executive Vice President - Production
William Glasgow, Jr............... 50       Executive Vice President - Servicing
Daniel T. Scheuble................ 41       Executive Vice President - Technology
Ann R. Mackey..................... 42       Senior Vice President and Director of Finance and Treasury
Philip G. Laren... ................43       Senior Vice President and Director of Risk Management


The directors and officers of the Company are elected each year by vote of the shareholder and directors, respectively. Each of the officers and directors shall serve until their successors are elected and qualified or until their earlier resignation or removal. It is expected that corporate officers of the Company will be appointed annually by its Board of Directors.

Joe K. Pickett has served as Chairman of the Board and a Director of HomeSide Lending since April 1990. Mr. Pickett also served as the Chief Executive Officer of HomeSide Lending from April 1990 to April 1999. He has served as Chairman of the Board and Chief Executive Officer of the Parent, HomeSide International, Inc., since March 14, 1996. From October 1994 through October 1995, Mr. Pickett served concurrently as President of the Mortgage Bankers Association of America. Mr. Pickett also serves as a Director of Fannie Mae and of Baptist Medical Center, Jacksonville, Florida.

Hugh R. Harris has served as Chief Executive Officer of HomeSide since April 1999 and as President and Chief Operating Officer and a Director of the Parent since March 1996. Mr. Harris also served as President and Chief Operating Officer of the Company from January 1993 to April 1999. From January 1988 to January 1993, Mr. Harris served as Vice Chairman of HomeSide in charge of production and secondary marketing. Mr. Harris serves as a Director of Freedom Securities, Inc.

Kevin D. Race has served as President and Chief Operating Officer of HomeSide and Vice President of the Parent since April of 1999. Prior to becoming President and Chief Operating Officer Mr. Race served as Executive Vice President and Chief Financial Officer of HomeSide and Vice President, Chief Financial Officer and Treasurer of the Parent since October 1996. From 1993 to 1996, Mr. Race served as Executive Vice President, Chief Financial Officer and Treasurer of Fleet Mortgage Group. In 1996, Mr. Race was named president of Fleet Mortgage Group. In 1989, Mr. Race served in the mortgage capital markets and non-conforming products areas of Fleet Mortgage Group. From 1985 to 1989, Mr. Race served as Vice President and National Product Manager for Mortgage
Backed Securities for Citicorp. From 1982 to 1985, Mr. Race served in the secondary marketing area of North American Mortgage Company.

Robert J. Jacobs has served as Executive Vice President and Secretary of HomeSide since February 2, 1996. Mr. Jacobs has served as a Director of HomeSide since March 14, 1996. Mr. Jacobs has also served as Secretary of the Parent since March 14, 1996 and as Vice president of the Parent since April 10, 1996. From 1987 to 1996, Mr. Jacobs served as a Senior Vice President and Chief Legal Officer of Chase Manhattan Mortgage Corporation, and served as General Counsel for Citicorp Savings of Florida from 1984 to 1986. Mr. Jacobs is a former President of the Mortgage Bankers Association of Florida.

Betty L. Francis has served as Chief Credit Officer and as Executive Vice President of HomeSide since October 1996 and as Vice President of the Parent since April 10, 1996. Ms. Francis served from March 1994 to October 1996 as Chief Financial Officer of HomeSide. Ms. Francis served from April 1993 to March 1994 as the Senior Finance Officer of the Personal Banking Group, and from April 1990 to April 1993 as the Comptroller of Bank of Boston and BKBC. Ms. Francis is a Trustee of NSTAR, a gas and electric utility in Massachusetts.

Mark F. Johnson has served as Executive Vice President of Production of HomeSide since April 1, 1992. From 1988 to 1992, Mr. Johnson served as Senior Vice President and Director of Wholesale Lending for HomeSide. Mr. Johnson also has served as Vice President of the Parent since April 10, 1996.

William Glasgow, Jr. has served as Executive Vice President of HomeSide since July 1991. From October 1989 to July 1991, Mr. Glasgow served as Senior Vice President with Citicorp Mortgage Inc. in St. Louis, Missouri. Mr. Glasgow has also served as Vice President of the Parent since April 10, 1996.

Daniel T. Scheuble currently serves as Global IT and Chief Information Officer for HomeSide. Mr. Scheuble has also served as Executive Vice President for Technology And Loan Processing since 1993 and of Consumer Direct Lending from 1996 to 1998. From 1990 to 1992, Mr. Scheuble served as a Senior Technology and Operational Manager at Bank of Boston. Mr. Scheuble has also served as Executive Vice President of HomeSide Lending since April 10, 1996.

W. Blake Wilson has served as Executive Vice President, Chief Financial Officer, and Director of Capital Markets of the Company since April 1999. Mr. Wilson served as Executive Vice President and Director of Capital Markets from September 1997 to April 1999. He previously served as Senior Vice President and Director of Capital Markets of the Company from June 1996. Before joining HomeSide, Mr. Wilson served in Capital Markets for Prudential Home Mortgage ("PHM") from 1992 through June 1996. Prior to joining PHM, he worked in KPMG Peat Marwick's National Mortgage and Structured Finance Group in Washington, D.C.

Ann R. Mackey has served as Senior Vice President of the Company since July 1993. Ms. Mackey has also served as Director of Finance and Treasury since April 1999 and as Finance Director of HomeSide from July 1993 to April 1999. From September 1992 to July 1993, Ms. Mackey served as a manager in International Risk Management for Bank of Boston. Ms. Mackey previously served as Senior Audit Manager at KPMG Peat Marwick from 1985 to 1992.

Philip G. Laren has served as Senior Vice President of HomeSide Lending since April of 1997. He has served as director of Global Risk Management since July of 1998. From 1995 to 1997, he served as Senior Vice President of Portfolio Management at Fleet Mortgage Company in Columbia SC. From 1992 until 1995, he served as Vice President of Acquisitions at Fleet. Prior to joining Fleet, he worked at Source One Mogtgage Services in Farmington Hills, Michigan.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the Company's four most highly compensated executive officers other than the CEO for all services rendered in all capacities to the Company and its subsidiaries for the fiscal year ended September 30, 1999 and the period from February 11, 1998 to September 30, 1998. Summary Compensation Table

                                                                                   Long-Term
                                                                              Compensation Awards
                                                                              -------------------
                                                      Annual Compensation         Securities
           Name and Principal             Fiscal    -------------------------     Underlying                 All Other
          HomeSide Lending Position        Year       Salary      Bonus             Options                 Compensation
---------------------------------------  ---------  ------------ ------------ -------------------- --------------------------
 Joe K. Pickett .......................   1999     $450,000      $500,000(c)      150,000(d)         $    816,000(j)
                   Chairman               1998(a)   291,000       500,000(c)       50,000(d)            4,781,171(f)(g)(h)
                                          1998(b)   372,000       500,000          45,000                  23,954
                                          1997      312,000       362,000         242,862(e)               16,135(i)
--------------------------------------- --------- ------------ ---------------- ---------------- -----------------------------
  Hugh R. Harris.......................   1999      435,385       470,000(c)      100,000(d)              816,000(j)
                     CEO                  1998(a)   266,000       470,000(c)       45,000(d)            4,748,128(f)(g)(h)
                                          1998(b)   360,000       470,000          45,000                  14,411
                                          1997      300,000       350,000         242,862(e)                7,842(i)
--------------------------------------- --------- ------------ ---------------- --------------- -- ---------------------------
 Kevin D. Race ........................   1999      321,154       300,000(c)       60,000(d)              353,500(j)
                  President &COO          1998(a)   194,000       300,000(c)       35,000(d)            2,374,906(f)(g)(h)
                                          1998(b)   250,000       300,000          45,000                   9,333
                                          1997      250,000(j)    100,000          97,155(e)              419,145(i)(k)
--------------------------------------- --------- ------------ ---------------- ---------------- - ---------------------------
 Mark F. Johnson ......................   1999      240,577       170,000(c)       40,000(d)              378,500(j)
        Executive Vice President          1998(a)   150,000       200,000(c)       30,000(d)            1,738,281(f)(g)(h)
                                          1998(b)   230,000       200,000          30,000                  10,623
                                          1997      200,000       150,000          97,155(e)                6,714(i)
--------------------------------------- --------- ------------ ---------------- ---------------- - ---------------------------
  William Glasgow, Jr. ...............    1999      240,577       170,000(c)       40,000(d)              378,500(j)
           Executive Vice President       1998(a)   150,000       200,000(c)       30,000(d)            1,738,281(f)(g)(h)
                                          1998(b)   230,000       200,000          30,000                  14,299
                                          1997      200,000       150,000          97,155(e)                6,522(i)
--------------------------------------- --------- ------------ ---------------- ---------------- - ---------------------------

(a)  For the fiscal period from February 11, 1998 to September 30, 1998.

(b)  For the fiscal period from March 1, 1997 to February 10, 1998.

(c) Bonus amounts relate to the annual bonus under employment agreements with the National paid during the year ended September 30, 1999 and the period from February 11, 1998 to September 30, 1998, respectively.

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

(h) Executive officers received the following amounts with respect to accelerated Options pursuant to the Merger Agreement: Joe K. Pickett - $2,380,595, Hugh R. Harris - $2,380,595, Kevin D. Race - $1,018,261, Mark
     F. Johnson - $981,636, and William Glasgow, Jr. - $981,636. In addition, such individuals received the following amounts with respect to previously vested options pursuant to the Merger Agreement: Joe K. Pickett - $851,533, Hugh R. Harris - $851,533, Kevin D. Race - $340,645, Mark F. Johnson $340,645 and William Glasgow, Jr. - $340,645.

(i) Includes amounts received for (1) matching contributions under the Company's savings plan of $6,000 with respect to each of Messrs. Pickett, Harris, Johnson Glasgow; and (2) the dollar value of life insurance premiums paid by the Company of $10,135 with respect to Mr. Pickett, $1,842 with respect to Mr. Harris, $74 with respect to Mr. Race, $714 with respect to Mr. Johnson, and $522 with respect to Mr. Glasgow.

(j) Includes amounts received for (1) matching contributions under the Company's 401K plan of $6,400 with respect to each individual, (2) profit sharing contributions of $9,600 with respect to each individual, and (3) an annual bonus pursuant to their respective employment agreements (See "Employment Contracts and Termination of Employment Arrangements") of $800,000 with respect to Messrs. Pickett and Harris, $337,500 with respect to Mr. Race, and $362,500 with respect to Messrs. Johnson and Glasgow.

(k) The salary of Mr. Race was per annum. Mr. Race has been employed by the Company since October 1996. Includes a bonus of $375,000 received by Mr. Race as an inducement to join the Company and $38,071 in relocation expenses.


       Option Grants for the Fiscal Year Ended September 30, 1999 and the
              Period from February 11, 1998 to September 30, 1998

         The following table provides information on option grants with respect to common stock of the parent, National Australia Bank, Ltd., for the fiscal year ended September 30, 1999 and the period from February 11, 1998 to September 30, 1998 to the named executive officers. Pursuant to applicable regulations of the Securities and Exchange commission (the "Commission"), the following table also sets forth the hypothetical value which might have been realized with respect to such options based on assumed rates of stock appreciation of 5% and 10% compounded annually from date of grant to the end of the option terms:

                                               Individual
                                                 Grants
                              ------------------------------------------------------------------
                                Number of       % of Total                                          Potential Realizable Value at
                               Securities        Options                                            Assumed Annual Rates of Stock
                               Underlying       Granted to                                          Price Appreciation for Option
                                Options         Employees       Exercise                                    Term (d)
                      Fiscal    Granted          in the          Price           Expiration         ----------------------
    Name               Year       (#)            period          ($/Sh)             Date                5%           10%
--------------------- ------- ------------     ------------    -----------    ------------------    ---------    ---------
Joe K. Pickett         1999   150,000 (a)           1%             $18.43         03/19/04          $ 37,500      $772,500
                       1998    50,000 (b)          (c)              11.81         02/26/03           160,233       332,211
--------------------- ------- ------------ --- ------------ -- ----------- -- ------------------ -- --------- --
Hugh R. Harris         1999   100,000 (a)          (c)              18.43         03/19/04            25,000       515,000
                       1998    45,000 (b)          (c)              11.81         02/26/03           144,210       298,990
--------------------- ------- ------------ --- ------------ -- ----------- -- ------------------ -- --------- -- ---------
Kevin D. Race          1999    60,000 (a)          (c)              18.43         03/19/04            15,000       309,000
                       1998    35,000 (b)          (c)              11.81         02/26/03           112,163       232,548
--------------------- ------- ------------ --- ------------ -- ----------- -- ------------------ -- --------- -- ---------
Mark F. Johnson        1999    40,000 (a)          (c)              18.43         03/19/04            10,000       206,000
                       1998    30,000 (b)          (c)              11.81         02/26/03            96,140       199,327
--------------------- ------- ------------ --- ------------ -- ----------- -- ------------------ -- --------- -- ---------
William Glasgow, Jr.   1999    40,000 (a)          (c)              18.43         03/19/04            10,000       206,000
                       1998    30,000 (b)          (c)              11.81         02/26/03            96,140       199,327

(a) Options granted during the fiscal year ended September 30, 1999 pursuant to National Australia Bank's Executive Share Option Plan. The options may be exercised during the period from March 19, 2002 to March 19, 2004 only if on any day during this period the total return to shareholders exceeds 65% of the exercise price. The total return includes the value of dividends and the share price growth over the relevant period.

(b) Options granted during the period from February 11, 1998 to September 30, 1998 pursuant to National Australia Bank's Executive Share Option Plan. The options may be exercised during the period from February 26, 2001 to February 26, 2003 only if on any day during this period the total return to shareholders exceeds 65% of the exercise price. The total return includes the value of dividends and the share price growth over the relevant period.

(c) Represents less than 1% of the total options granted to the National's employees during the fiscal year ended September 30, 1998.

(d) These values are based on assumed rates of appreciation only. Actual gains, if any, on shares acquired on option exercises are dependent on the future performance of the National's Common Stock and in accordance with the Executive Share Option Plan. The market price of the National's common stock was $14.64 and $12.10 at September 30, 1999 and September 30, 1998, respectively.



                  Aggregated Option Exercises and Option Values
              for the Fiscal Year Ended September 30, 1999 and the
               Period from February 11, 1998 to September 30, 1998

         The following table provides information on option exercises during the fiscal year ended September 30, 1999 and the period from February 11, 1998 to September 30, 1998 with respect to the Common Stock of the National and on the values of the named executive officers' unexercised options at September 30, 1999 and September 30, 1998:


                                    Shares                           Number of Securities                 Value of Unexercised
                                   Acquired                        Underlying Unexercised                      In-the-Money
                          Fiscal      on          Value            Options at Year-End (#)                   Options at Year-End
         Name              Year    Exercise     Realized      Exercisable        Unexercisable        Exercisable      Unexercisable
------------------------ --------- ----------   ----------    -------------    -------------------    ------------    --------------
Joe K. Pickett..........   1999        0            $0             0                150,000                $0              (b)
                           1998        0             0             0                 50,000                 0          $ 14,500 (a)
------------------------ --------- ---------- - ---------- -- ------------- -- ------------------- -- ---------- -- ----------------
Hugh R. Harris..........   1999        0             0             0                100,000                 0              (b)
                           1998        0             0             0                 45,000                 0            13,050 (a)
------------------------ --------- ---------- - ---------- -- ------------- -- ------------------- -- ---------- -- ----------------
Kevin D. Race..........    1999        0             0             0                 60,000                 0              (b)
                           1998        0             0             0                 35,000                 0            10,150 (a)
------------------------ --------- ---------- - ---------- -- ------------- -- ------------------- -- ---------- -- ----------------
Mark F. Johnson.........   1999        0             0             0                 40,000                 0              (b)
                           1998        0             0             0                 30,000                 0             8,700 (a)
------------------------ --------- ---------- - ---------- -- ------------- -- ------------------- -- ---------- -- ----------------
 William Glasgow, Jr.      1999        0             0             0                 40,000                 0              (b)
                           1998        0             0             0                 30,000                 0             8,700 (a)
------------------------ --------- ---------- - ---------- -- ------------- -- ------------------- -- ---------- -- ----------------

(a) Value of unexercised in-the-money stock options represents the difference between the exercise price of the stock options and the closing price of the National's Common Stock on September 30, 1998.

(b) No options granted during the fiscal year ended September 30, 1999 were in-the-money at September 30, 1999.

LONG-TERM INCENTIVE PLANS

On November 16, 1999, the Company adopted a Long-Term Incentive Plan (the "1999 LTIP") for the benefit of designated members of senior management and key employees ("Participants"). The maximum aggregate amount of awards under the 1999 LTIP is $15,000,000. The Company's parent, National Australia Bank Limited, is funding the 1999 LTIP. The Company adopted the 1999 LTIP in satisfaction of commitments made by National Australia Bank in connection with its acquisition of the Company in 1998. The 1999 LTIP is intended to advance the best interests of the Company and its subsidiaries by providing annual and long-term incentives to senior management and key employees who have substantial responsibility for corporate management and growth. Specifically, the 1999 LTIP provides for performance-based cash incentive awards to senior management and key employees based on their individual contributions to the Company's achievement of specific annual net income targets, thereby increasing the personal stake of Participants in both the annual and long-term success and growth of the Company and encouraging them to remain in the employ of the Company. The 1999 LTIP is the only long-term incentive plan adopted by the Company.

The 1999 LTIP provides for awards to Participants based on a number of factors, including the size of the accumulated pool on the termination date of the 1999 LTIP, the past and continued performance of the Participant, the achievement of specific annual net income goals by the Company, and the discretion of the Plan Committee (as defined in the 1999 LTIP).

The following table sets forth an estimate of long-term incentive compensation earned by the Company's Chief Executive Officer and the Company's four most highly compensated executive officers for the period from October 1, 1998 to September 30, 1999. No long-term incentive compensation was paid to any executive officer or other Participant during fiscal year 1999.


                  LONG-TERM INCENTIVE PLANS
                                                                                   Estimated  Future Payouts under  non-stock
                                                                                   price-based plans (in thousands)
                                                                                 --------------- ---------- ----------------------
                                  Number of
                                  shares,
                                  units or
                                  other         Performance  or other period
   Name of Officer (a)            rights (b)    until  maturation  or payout(c)  Threshold (d)   Target(e)  Maximum (f)
   ------------------------------ ------------- ------------------------------   --------------- ---------- ----------------------
   Joe K. Pickett                 NA            March 31, 2001                   0               N/A           $2,500
   ------------------------------ ------------- ------------------------------   --------------- ---------- ----------------------
   Hugh R. Harris                 NA            March 31, 2001                   0               N/A            2,500
   ------------------------------ ------------- ------------------------------   --------------- ---------- ----------------------
   Kevin D. Race                  NA            March 31, 2001                   0               N/A            1,750
   ------------------------------ ------------- ------------------------------   --------------- ---------- ----------------------
   Mark F. Johnson                NA            March 31, 2001                   0               N/A            1,000
   ------------------------------ ------------- ------------------------------   --------------- ---------- ----------------------
   William Glasgow, Jr.           NA            March 31, 2001                   0               N/A            1,000
   ------------------------------ ------------- ------------------------------   --------------- ---------- ----------------------


(a) Joe K. Pickett served as Chief Executive Officer of the Company until April 1999, at which time Hugh R. Harris was named Chief Executive Officer of the Company. Pursuant to Item 402(a)3 of Regulation S-K, disclosure is made as to Mr. Harris (CEO as of the end of the last completed fiscal year) and the Company's four most highly compensated officers other than the CEO, which includes Mr. Pickett who also served as CEO during the period reported.

(b) The 1999 LTIP does not provide for a specified number of shares, units or other rights on a per Participant basis. Rather, the Plan Committee has full discretion to allocate incentive compensation awards among Participants.

(c) The 1999 LTIP provides incentive compensation for performance over a 3-year Plan Period (as defined in the 1999 LTIP), with awards payable at the end of the Plan Period. The Plan Period commences March 31, 1998 and ends on March 31, 2001, provided however in the event the total award pool has not been earned by March 31, 2001, the Plan Period will extend to March 31, 2002. Payments to Participants will be made on or before May 15, 2001 (subject to extension in accordance with the provisions of the Plan), provided the Participants satisfies the continued employment requirement of the 1999 LTIP or the individual Participant's employment agreement, as applicable. However, payments may be made to Participants prior to that date under certain circumstances, including death, disability, retirement, termination other than for cause, resignation and transfer, subject to applicable provisions in the employment agreements of certain Participants.

(d) There is no minimum award payable under the 1999 LTIP. Rather, the Plan Committee (or, in certain instances as set forth in the Plan, individual members of the Plan Committee) has full discretion to award incentive compensation or not.

(e) The 1999 LTIP does not provide for individual target goals or specified incentive compensation payable to individual Participants for achieving any target.

(f) The 1999 LTIP does not provide for a maximum incentive compensation award. However, the table sets forth estimated maximum payouts to the named executive officers.

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

Employment Agreements with the National and the Company. In connection with the acquisition of HomeSide by the National, the National and the Company entered into employment agreements (the "Employment Agreement") with Joe K. Pickett, Hugh R. Harris, Kevin D. Race, W. Blake Wilson, Mark F. Johnson, William Glasgow, Jr., and five other officers of the Company (the "Executives"). Each Employment Agreement became effective upon the consummation of the merger with the National (the "Merger") and provides for a three-year term of employment commencing upon the consummation of the Merger. Mr. Pickett serves as Chairman of the Company. Mr. Harris serves as Chief Executive Officer of the Company. Mr. Race serves as President and Chief Operating Officer of the Company. Mr. Wilson serves as Executive Vice President and Chief Financial Officer. Mr. Johnson serves as Executive Vice President, Loan Production for the Company. Mr. Glasgow serves as Executive Vice President, Loan Servicing.

Pursuant to their respective Employment Agreements, Messrs. Pickett, Harris, Race, Wilson, Johnson and Glasgow each (i) receives an annual base salary of $450,000, $410,000, $300,000, $200,000, $230,000 and $230,000, respectively,
(ii) receives a guaranteed annual bonus of $800,000, $800,000, $337,500, $200,000, $362,500 and $362,500 respectively, payable on each of the first and second anniversaries of the Effective Time, February 10, 1998, of the Merger,
(iii) is eligible to  participate  in the  Company's  annual bonus plan ("ABP"),
(iv) is eligible to participate in the National's Executive Share Option Plan, and received an initial grant of options to purchase 50,000, 45,000, 35,000, 30,000, 30,000, and 30,000 NAB ordinary shares, respectively, and (v) is eligible to participate in a long-term incentive plan (funded by the National with a cash pool not in excess of $15,000,000), the first award under such plan (the "Anniversary Award") to be payable in a lump sum cash payment within 30 days following the third anniversary of the effective time of the Merger (the "Anniversary Date"), provided that the Executive is employed by the Company on the Anniversary Date. The Employment Agreements provide that the National shall cause the entire long-term incentive plan cash pool to be distributed to eligible Company executives. The Employment Agreements for the five other officers provide for annual base salaries aggregating $920,000, and guaranteed annual bonuses aggregating $512,500; and such officers will receive in the aggregate initial grants of options to purchase 120,000 NAB ordinary shares and will be eligible to participate in the Company's annual bonus plan and in the long-term incentive plan referred to in clause (v) above. The Employment Agreements also provide that each Executive will be (i) entitled to participate in employee benefit plans as may be in effect for senior executives of the Company from time to time, (ii) entitled to paid vacation in accordance with the vacation policy applicable to the Company's senior executives, (iii) reimbursed by the Company for reasonable business expenses and (iv) entitled to receive the same perquisites that such Executives received immediately prior to the Effective Time. The Employment Agreements further provide that each Executive will be eligible to participate in a nonqualified deferred compensation plan to which such Executive may elect to defer any amount of such Executive's cash compensation.

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

     Each Employment Agreement provides that the Executive waives any and all rights to benefits payable under any prior severance agreement to which the Executive and the Company are parties and agrees that such severance agreement shall be void and of no further effect and shall be superseded in its entirety by the Employment Agreemen.

  Deferred Compensation Plan

     The Company has adopted that certain NAB Group - USA Deferred Compensation Plan, effective as of February 10, 1998 (the "Plan"), for the benefit of certain employees of the Company's subsidiary, HomeSide Lending, Inc., all of whom constitute a select group of management or highly compensated employees ("Participants"). Pursuant to the provisions of Section 2.16 of the Plan, HomeSide Lending, Inc. was designated a Participating Employer.

     The purpose of the Plan is to provide participants the opportunity to defer receipt of salary, bonus, and other specified cash compensation. The Plan is intended to benefit a "select group of management or highly compensated employees" within the meaning of Sections 201, 301 and 401 of the Employee
Retirement Income Security Act of 1974, as amended ("ERISA"), and to be therefore exempt from the requirements of Parts 2, 3 and 4 of Title I of ERISA.

     Payments from the Plan are made to Participants upon termination, disability, death, or upon approval of a withdrawal request based on financial hardship. In addition, the Plan provides that, upon a Change in Control (as defined in the Plan) of the Company, each Participant's account balance will be valued as of the last date of the month in which the Change in Control occurs, and shall be paid to each Participant in accordance with the payment provisions of the Plan.

     The Company has the right to withhold from any payment made under the Plan (or any amount deferred into the Plan) any taxes required by law to be withheld in respect of such payment (or deferral). The Company, together with other Participating Employers (as defined in the Plan), bears the expenses of administering the Plan.

     The Deferred Compensation Committee (as that term is defined in the Plan) may at any time modify, amend, or terminate the Plan, provided that such modification, amendment, or termination shall not cancel, reduce, or otherwise adversely affect the amount of benefits of any Participant accrued (and any form of payment elected) as of the date of any such modification, amendment, or termination, without the consent of the Participant.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Capital Stock of the Company

     All of the outstanding common stock of HomeSide Lending, Inc., consisting of 100 shares, is owned by the Parent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 23, 1998, HomeSide entered into an agreement for an unsecured revolving credit facility with the National. The agreement was amended on June 22, 1999. Under the credit facility, HomeSide can borrow up to $2.5 billion, subject to limits imposed by regulatory authorities. As of September 30, 1999, Australian financial regulations limited the National's ability to lend funds to HomeSide, a non-bank affiliate, to approximately $2.1 billion. Borrowings under the credit facility may be overnight or for periods of 7, 30, 60 or 90 days. For overnight borrowings, the interest rate is determined by HomeSide and the National at the time of the borrowing. For LIBOR - based borrowings, the interest rate is charged at the corresponding LIBOR rate. At September 30, 1999 and September 30, 1998, the amount outstanding under this credit facility totaled $1.5 billion and $1.8 billion, respectively. The weighted average interest rate on outstanding borrowings under this credit facility during the year ended September 30, 1999 and the period from February 11, 1998 to September 30, 1998 were 5.22% and 5.67%, respectively.


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

10.63 HomeSide Lending, Inc. Long Term Incentive Plan.

10.64 NAB Group - USA Deferred Compensation Plan, effective February 10, 1998.

10.65 Revolving Credit Agreement among HomeSide Lending, Inc., the Lenders parties thereto, and The Chase Manhattan Bank as Administrative Agent

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


     (b)   Reports on form 8-K

         HomeSide filed no reports on form 8-K during the three months ended September 30, 1999.



                                   SIGNATURES


    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              HomeSide Lending, Inc.
                                              (Registrant)

                                              By:   _____________________
                                                    Joe K. Pickett
                                                      Chairman of the Board


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         Signature                           Title                                           Date

/s/_____________________         Chairman of the Board
    Joe K. Pickett                                                                           December 23, 1999

/s/_____________________         Chief Executive Officer and Director                        December 23, 1999
     Hugh R. Harris

/s/_____________________         President, Chief Operating Officer, and Director            December 23,1999
     Kevin D. Race


/s/______________________        Executive Vice President and Chief Financial Officer        December 23, 1999
   W. Blake Wilson

_________________________        Executive Vice President and Secretary, General Counsel
     Robert J. Jacobs