Form 10-K/A
period 1999-09-30
HOMESIDE LENDING INC
filed 2000-06-06
CIK 1031258

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

    (a)  The following exhibits are submitted herewith:

The list of exhibits included in the Registrant's previously filed Annual Report on Form 10-K for the fiscal year ended September 30, 1999 is hereby amended to add the following exhibits.

              Number       Description

                  23.1     Consent of Arthur Andersen LLP.
                  23.2     Consent of KPMG LLP

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HomeSide Lending, Inc.
                                                ----------------------
                                                (Registrant)

Dated: June 6, 2000                             By:   /s/_____________________
                                                      Joe K. Pickett
                                                      Chairman of the Board