Form 10-Q
period 2000-06-30
HOMESIDE LENDING INC
filed 2000-08-15
CIK 1031258

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at August 14, 2000
             -----                           ------------------------------

  Common stock $1.00 par value                         100 shares














                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             HOMESIDE LENDING, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                    (Dollars in Thousands, Except Share Data)

                                                                                       June 30, 2000        September 30, 1999
                                                                                       ------------------   ----------------------
    ASSETS

    Cash and cash equivalents                                                                   $178,713                 $202,859
    Mortgage loans held for sale, net                                                          1,269,953                1,292,562
    Mortgage servicing rights, net                                                             4,156,482                3,488,957
    Early pool buyout advances                                                                   181,106                  335,059
    Accounts receivable, net                                                                     375,514                  255,759
    Premises and equipment, net                                                                   77,683                   67,900
    Goodwill, net                                                                                621,696                  648,087
    Other assets                                                                                  79,901                   84,534
                                                                                       ------------------   ----------------------
    Total Assets                                                                              $6,941,048               $6,375,717
                                                                                       ==================   ======================

    LIABILITIES AND STOCKHOLDER'S EQUITY

    Accounts payable and accrued liabilities                                                    $545,350                 $707,657
    Notes payable                                                                              3,371,202                2,899,304
    Long-term debt                                                                             1,373,208                1,184,384
    Deferred income taxes, net                                                                   290,722                  209,408
                                                                                       ------------------   ----------------------
    Total Liabilities                                                                          5,580,482                5,000,753
                                                                                       ------------------   ----------------------

    Stockholder's Equity:
    Common stock:
         Common  stock,  $1.00 par value,  100 shares  authorized,  issued,  and outstanding,  all  pledged  as  second  priority  collateral  on  the
           long-term debt of the Parent                                                            -                      -

    Additional paid-in capital                                                                 1,342,541                1,342,541
    Retained earnings                                                                             18,025                   32,423
                                                                                       ------------------   ----------------------
    Total Stockholder's Equity                                                                 1,360,566                1,374,964
                                                                                       ------------------   ----------------------
    Total Liabilities and Stockholder's Equity                                                $6,941,048               $6,375,717
                                                                                       ==================   ======================







The  accompanying  notes are an  integral  part of these financial statements.



                             HOMESIDE LENDING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                             (Dollars in Thousands)

                                                          For the Three       For the Three       For the Nine        For the Nine
                                                          Months Ended        Months Ended        Months Ended        Months Ended
                                                          June 30, 2000       June 30, 1999      June 30, 2000       June 30, 1999
                                                         ----------------    ----------------    ---------------     ---------------

         REVENUES:

         Mortgage servicing fees                               $182,542            $163,461           $539,369            $442,088
         Amortization of mortgage servicing rights              (97,085)           (118,759)          (297,272)           (299,246)
                                                         ----------------    ----------------    ---------------     ---------------
             Net servicing revenue                               85,457              44,702            242,097             142,842

         Interest income                                         26,329              43,754             92,601             140,352
         Interest expense                                       (42,068)            (29,878)          (115,812)            (92,572)
                                                         ----------------    ----------------    ---------------     ---------------
             Net interest revenue                               (15,739)             13,876            (23,211)             47,780

         Net mortgage origination revenue                        13,631              45,685             52,540             125,610
         Other income                                             1,505               2,067              3,617               4,580
                                                         ----------------    ----------------    ---------------     ---------------
             Total Revenues                                      84,854             106,330            275,043             320,812

         EXPENSES:

         Salaries and employee benefits                          27,905              32,639             83,594             100,967
         Occupancy and equipment                                  7,690               6,898             23,959              20,042
         Servicing losses on investor-owned loans
            and foreclosure-related expenses                      9,092              10,822             24,847              29,465
         Goodwill amortization                                    8,761               8,753             26,283              26,206
         Other expenses                                          13,288              15,460             35,964              47,857
                                                         ----------------    ----------------    ---------------     ---------------
             Total Expenses                                      66,736              74,572            194,647             224,537

         Income before income taxes                              18,118              31,758             80,396              96,275
         Income tax expense                                       9,811              15,260             32,138              47,228
                                                         ----------------    ----------------    ---------------     ---------------

         Net income                                            $  8,307            $ 16,498           $ 48,258            $ 49,047
                                                         ================    ================    ===============     ===============


   The accompanying notes are an integral part of these financial statements.



                             HOMESIDE LENDING, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                             (Dollars in Thousands)



                                                                For the Three   For the Three   For the Nine     For the Nine
                                                                Months Ended   Months Ended     Months Ended     Months Ended
                                                                June 30, 2000  June 30, 1999   June 30, 2000    June 30, 1999
                                                                --------------------------------------------------------------
CASH FLOWS  (USED IN) PROVIDED BY OPERATING ACTIVITIES:

Net income                                                           $  8,307       $ 16,498          $ 48,258        $ 49,046

Adjustments to reconcile net income to net cash provided by operating activities:

  Amortization of mortgage servicing rights                            97,085        118,759           297,272         299,246
  Depreciation and amortization                                        12,609         20,624            37,682          41,690
  Servicing losses on investor-owned loans                              2,407          2,784             7,611           9,419
  Change in deferred income tax liability                               9,805         15,228            81,313          28,407
  Origination, purchase and sale of loans held for sale, net
    of repayments                                                    (501,879)       245,672            22,609         444,869
  Change in accounts receivable                                       (88,372)        (2,107)         (127,669)         35,232
  Change in other assets and accounts payable and accrued
    liabilities                                                        40,300          2,515           (61,377)        140,427
                                                                -------------- ------------------------------------------------
Net cash (used in) provided by operating activities                  (419,738)       419,973           305,699       1,048,336

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of premises and equipment, net                               (5,546)        (6,913)           (18,989)        (19,225)
Acquisition of mortgage servicing rights                            (229,248)      (319,536)          (587,421)       (992,348)
Net purchase of risk management contracts                             80,567        (69,250)          (472,272)       (543,711)
Net early pool buyout reimbursements                                  30,773         98,494            153,953         404,746
                                                                -------------- ------------------------------------------------
Net cash used in investing activities                               (123,454)      (297,205)          (924,729)     (1,150,538)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Net borrowings from (repayments to) banks                             200,600       140,001            135,800        (853,999)
Net issuance (repayments) of commercial paper                            -          (88,698)           336,097       1,189,502
Issuance of notes payable                                             500,000           -              500,000             -
Payment of debt issue costs                                            (1,317)          -               (3,688)            -
Repayment of long-term debt                                          (250,225)         (122)          (310,669)           (424)
Dividends paid to Parent                                              (31,343)      (31,313)           (62,656)        (69,159)
                                                                -------------- ------------------------------------------------
Net cash provided by financing activities                             417,715        19,868            594,884         265,920

Net (decrease) increase in cash and cash equivalents                 (125,477)      142,636            (24,146)        163,718
Cash and cash equivalents at beginning of period                      304,190        56,089            202,859          35,008
                                                                -------------- ------------------------------------------------
Cash and cash equivalents at end of period                           $178,713      $198,725           $178,713        $198,726
                                                                ============== ================================================
Supplemental disclosure of cash flow information:

Interest paid                                                        $ 32,517      $ 35,590           $108,202        $110,014









The  accompanying  notes are an  integral  part of these financial statements.

                             HOMESIDE LENDING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosed amounts of contingent liabilities at the date of the financial statements. Actual results may differ from those estimates.

On March 6, 2000, HomeSide Holdings, Inc. ("HomeSide Holdings") was merged with and into HomeSide Lending, Inc. ("HomeSide" or the "Company"). Prior to the
merger, HomeSide Holdings was a wholly owned subsidiary of HomeSide International, Inc. (the "Parent"). Pursuant to the merger, (i) the Company succeeded to all of the assets of, and assumed all of the liabilities of, HomeSide Holdings, and (ii) the shares of capital stock of HomeSide Holdings issued and outstanding as of the date of the merger were canceled and exchanged for 10,000 shares of common stock of the Company which were issued to the Parent. In order to facilitate the exchange of shares required by the merger, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock to 10,100. Thereafter, the Company amended and restated its Articles of Incorporation to reduce the number of authorized, issued and outstanding shares of capital stock to 100 shares of common stock, par value $1.00. The merger does not have a material affect on the financial statements of the Company. All prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of HomeSide Holdings.

Operating results for the three and nine month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the fiscal period ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal year ended September 30, 1999 of HomeSide Lending, Inc.

2.       CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and cash due from banks, interest-bearing deposits and margin deposits with an original maturity of three months or less. Margin deposits associated with the risk management program for mortgage servicing rights are maintained with brokers in accordance with the requirements of International Swap Dealer Agreements. At June 30, 2000, margin deposits amounted to approximately $210.5 million.

3.       MORTGAGE SERVICING RIGHTS

The change in the balance of mortgage servicing rights was as follows (in thousands):

Balance, September 30, 1999                $3,488,957
Additions                                     587,421
Deferred hedge loss                           377,376
Amortization                                 (297,272)
                                       -----------------
Balance, June 30, 2000                     $4,156,482
                                       =================


4.       NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                               Weighted Average Interest Rate
                                                    Total Outstanding       At Period End       During the Period

Floating Rate Notes                                     $   230,000             6.93%                 6.62%
Commercial paper                                          1,500,000             6.68%                 6.32%
National Australia Bank Credit Facility                   1,641,202             6.80%                 6.42%
                                                  ----------------------
  Total, June 30, 2000                                  $ 3,371,202
                                                  ======================

Floating Rate Notes                                     $   230,000             5.67%                 5.67%
Commercial Paper                                          1,163,903             5.57%                 5.12%
National Australia Bank Credit Facility                   1,505,401             5.46%                 5.22%
                                                  ----------------------
  Total, September 30, 1999                             $ 2,899,304

                                                  ======================

On October 18, 1999, HomeSide entered into a $2.0 billion revolving credit facility (the "Independent Bank Credit Facility") with an independent syndicate of banks. This facility replaces HomeSide's previous bank credit facility. Borrowings under the Independent Bank Credit Facility bear interest at rates per annum, based on, at HomeSide's option, (i) the Eurodollar rate plus an applicable margin, (ii) the greater of the federal funds rate plus an applicable margin or the prime rate, (iii) in the case of swingline loans, the federal funds rate plus an applicable margin, or (iv) in the case of competitive bid loans, the lowest competitive Eurodollar or fixed rate submitted by a bidding lender. The primary purpose of the Independent Bank Credit Facility is to provide liquidity back-up for HomeSide's $1.5 billion commercial paper program. At June 30, 2000, there was no balance outstanding under this credit line.

On August 16, 1999, HomeSide issued $230.0 million in floating rate notes (the "Floating Rate Notes") due August 16, 2000. Interest is payable quarterly in arrears on February 16, May 16, and August 16, 2000. The Floating Rate Notes are unsecured obligations of HomeSide and rank equally with all other unsecured and unsubordinated indebtedness of HomeSide. The per annum interest rate on the Floating Rate Notes is equal to the three-month LIBOR, reset quarterly, plus twenty basis points, or 0.20%. The weighted average interest rates on the Floating Rate Notes during the three and nine-month periods ended June 30, 2000 were 6.62% and 6.28%, respectively.

On October 21, 1998, HomeSide established a $1.5 billion commercial paper program. The program is supported by the Company's Independent Bank Credit Facility (as defined below) and outstanding commercial paper reduces available borrowings under the Independent Bank Credit Facility. At June 30, 2000, a total of $1.5 billion of commercial paper was outstanding. The weighted average interest rates on commercial paper outstanding during the three and nine-month periods ended June 30, 2000 were 6.32% and 5.99%, respectively.

On June 23, 1998, HomeSide entered into an agreement for an unsecured revolving credit facility with the National (the "NAB Credit Facility"). The agreement was renewed on June 22, 1999 and again on June 21, 2000. Under the credit facility, HomeSide can borrow up to $2.5 billion, subject to limits imposed by regulatory authorities. As of June 30, 2000, Australian financial regulations limited the National's ability to lend funds to HomeSide, a non-bank affiliate, to $2.1 billion. Borrowings under the NAB Credit Facility may be overnight or for periods of 7,30,60 or 90 days. For overnight borrowings, the interest rate is determined by HomeSide and the National at the time of the borrowing. For LIBOR
- based borrowings, the interest rate is charged at the corresponding LIBOR rate. The NAB Credit Facility is renewed at the option of the National on an annual basis. At June 30, 2000, the amount outstanding under the NAB Credit Facility totaled $1.6 billion. The weighted average interest rate on outstanding borrowings under the NAB Credit Facility during the three and nine-month periods ended June 30, 2000 were 6.42% and 6.10%, respectively.


5.   LONG-TERM DEBT

Medium-term notes

As of June 30, 2000, outstanding medium-term notes issued by HomeSide Lending under a $2.258 billion shelf registration statement were as follows (in thousands):

         Issue Date         Outstanding Balance         Coupon Rate         Maturity Date

June 30, 1997                      200,000                6.8750%            June 30, 2002
June 30, 1997                       40,000                6.8200%            July 2, 2001
July 1, 1997                        15,000                6.8600%            July 2, 2001
July 31, 1997                      200,000                6.7500%            August 1, 2004
September 15, 1997                  45,000                6.7700%            September 17, 2001
April 23, 1998                     125,000                5.7875% (a)        April, 24, 2001
May 22, 1998                       225,000                6.2000%            May 15, 2003
June 9, 2000                       200,000                6.8850% (a)        April 9, 2002
June 9, 2000                       300,000                7.0675% (a)        June 10, 2002
                         ---------------------------
  Total                         $1,350,000
                         ===========================
(a)  Floating rate

At June 30, 2000, the total amount of medium-term notes outstanding was $1,350 million, made up of $625 million of floating-rate notes and $725 million fixed rate notes that have been converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rates on medium-term borrowings issued for the three and nine-month periods ended June 30, 2000, including the effect of the interest rate swap agreements, were 6.58% and 6.18%, respectively.

On June 9, 2000, HomeSide completed two floating rate medium term note issuances for $200 million and $300 million maturing on April 9, 2002 and June 10, 2002, respectively. The floating rate for each issuance is LIBOR-based and will be reset quarterly.

The balance of the medium-term notes at June 30, 2000, including the fair value adjustment resulting from the merger with the National, was $1.35 billion, of which $0.13 billion is current.

Mortgage note payable

 In connection with the acquisition of BancBoston Mortgage Corporation, HomeSide assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.5%. HomeSide's main office building is pledged as collateral for the mortgage note payable. The balance of the mortgage payable at June 30, 2000, including the fair value adjustments resulting from the merger with the National, was $22.8 million.

Parent Notes

On May 14, 1996, the Parent issued $200.0 million of 11.25% notes (the "Parent Notes") maturing on May 15, 2003, and paying interest semiannually in arrears on May 15 and November 15 of each year. The Parent Notes are redeemable at the option of HomeSide, in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption prices. The indenture contains covenants that impose limitations and restrictions, including requirements to maintain certain net worth and ratio requirements. In addition, the Parent Notes are secured by a second priority pledge of the common stock of HomeSide Lending. HomeSide is in compliance with all net worth and ratio requirements included in the indenture relating to the Parent Notes. The Parent used a portion of the proceeds from its February 5, 1997 offering of common stock to pre-pay $70.0 million of the Parent Notes at a premium of $7.9 million. The amount outstanding at June 30, 2000 was $130.0 million. The balance of the Parent Notes at June 30, 2000, including the fair value adjustment resulting from the merger with the National, was $143.2 million.

6.       NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (the "FASB")issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement standardizes the accounting for derivative instruments and hedging activities by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, a derivative instrument may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, (b) a hedge of the exposure to variability in the cash flows of a recognized asset, liability or forecasted transaction or
(c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a forecasted transaction or a net investment in a foreign operation. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an
Amendment of FASB Statement No. 133" ("FAS 137"). This statement deferred the effective date of FAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities" ("FAS 138"), an amendment to FAS 133. FAS 138 amends the treatment of certain transactions under FAS 133 and incorporates guidance provided by the FASB Derivatives Implementation Group. Management has not yet determined the impact of these statements on the financial statements of HomeSide.

6.       DIVIDENDS

On April 3, 2000 the Company paid dividends to the Parent in the amount of $31.3 million. On October 20, 1999, the Company paid dividends in the amount of $31.3 million.

6.       SUBSEQUENT EVENT

On July 6, 2000 the Company established a grantor trust (commonly known as a "Rabbi Trust") with SunTrust Bank, as trustee. The purpose of the Rabbi Trust is to serve as a vehicle for accumulating the assets needed to pay certain deferred compensation benefits. The Company's Deferred Compensation Plan expressly authorizes the use of a Rabbi Trust for this purpose. Assets held in the trust are subject to claims by the creditors of the Company in the event of insolvency. The trustee will make payments to plan participants in accordance with the Company's instructions and the provisions of the Deferred Compensation Plan and Trust Agreement. The Company will reimburse the trustee for its expenses incurred in connection with its administration of the trust.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

HomeSide Lending, Inc. ("HomeSide" or the "Company") is one of the largest full service residential mortgage banking companies in the United States. On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide International, Inc. (the "Parent") and the Company adopted a fiscal year end of September 30 to conform to the fiscal year of the National. The Company was formed through the acquisition of the mortgage banking operations of BankBoston, N.A. ("BBMC Predecessor") on March 16, 1996 and subsequently purchased the mortgage banking operations of Barnett Banks, Inc.

On March 6, 2000, HomeSide Holdings, Inc. ("HomeSide Holdings") was merged with and into HomeSide Lending, Inc. ("HomeSide" or the "Company"). Prior to the
merger, HomeSide Holdings was a wholly owned subsidiary of HomeSide International, Inc. (the "Parent"). Pursuant to the merger, (i) the Company succeeded to all of the assets of, and assumed all of the liabilities of, HomeSide Holdings, and (ii) the shares of capital stock of HomeSide Holdings issued and outstanding as of the date of the merger were canceled and exchanged for 10,000 shares of common stock of the Company which were issued to the Parent. In order to facilitate the exchange of shares required by the merger, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock to 10,100. Thereafter, the Company amended and restated its Articles of Incorporation to reduce the number of authorized, issued and outstanding shares of capital stock to 100 shares of common stock, par value $1.00. The merger does not have a material affect on the financial statements of the Company. All prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of HomeSide Holdings.

HomeSide's strategy emphasizes variable cost and diversified mortgage origination, efficient servicing, and effective risk management. Headquartered in Jacksonville, Florida, HomeSide ranks as the 14th largest originator and the 6th largest servicer in the United States at June 30, 2000, based on data published by Inside Mortgage Finance .

HomeSide plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide intends to pursue additional loan portfolio acquisitions and strategic origination relationships similar to the existing relationships with Banc One Mortgage Corporation ("Banc One"), People's Bank, Cendant Mortgage Corporation ("Cendant") and Colonial Bank.

Operating results for the three and nine-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal year ended September 30, 1999 of HomeSide Lending, Inc.

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

   Loan Production Activities

HomeSide participates in several origination channels, with a focus on wholesale origination (correspondent, co-issue, and broker). HomeSide's other origination channels include Internet and telemarketing, direct mail campaigns and other advertising, and mortgages related to affinity group and co-branding partnerships. HomeSide also purchases servicing rights in bulk from time to time. This multi-channel production base provides access to and flexibility among production channels in a wide variety of market and economic conditions. By focusing on production channels with a variable cost structure, HomeSide reduces the fixed costs associated with traditional mortgage branch offices.

The following information regarding loan production activities for HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the three and nine-month periods ended June 30, 2000 and 1999 (in millions):

                                For the Three        For the Three       For the Nine        For the Nine
                                Months Ended         Months Ended        Months Ended        Months Ended
                                June 30, 2000        June 30, 1999      June 30, 2000       June 30, 1999
                              ------------------    ----------------    ---------------     ---------------
Correspondent                           $ 2,169              $4,156             $6,448             $14,750
Co-issue                                  1,939               1,956              6,011               3,871
Broker                                      540                 967              1,352               3,217
                              ------------------    ----------------    ---------------     ---------------
  Total wholesale                         4,648               7,079             13,811              21,838
Direct                                      169                 470                445               1,153
                              ------------------    ----------------    ---------------     ---------------
  Total production                        4,817               7,549             14,256              22,991
Bulk acquisitions                         5,152               4,665             12,176              33,748
                              ------------------    ----------------    ---------------     ---------------
  Total production and

    acquisitions                         $9,969             $12,214             26,432             $56,739
                              ==================    ================    ===============     ===============

Total loan production, excluding bulk acquisitions, was $4.8 billion for the three months ended June 30, 2000 compared to $7.5 billion for the three months ended June 30, 1999, a 36% decrease. Loan production was $14.3 billion for the nine months ended June 30, 2000 compared to $23.0 billion for the nine months ended June 30, 1999, a 38% decrease. Rising interest rates have contracted refinance activity and have caused the mortgage origination market to drop by half. When interest rates rise, loan production decreases as fewer mortgagees refinance their loans. As a result, the mortgage origination market declines. For the three and nine-month periods ended June 30, 2000, refinances were 19% and 21%, respectively, of HomeSide's production volume, compared to 49% and 66%, respectively, for the three and nine month periods ended June 30, 1999. Extreme pricing competition for mortgage production continued as some mortgage originators have reduced their pricing margins in order to fill capacity.

During the quarter, HomeSide continued to pursue growth opportunities through bulk acquisitions of mortgage servicing rights and expansion of its Preferred Partnership program. Preferred partnerships generally include a bulk servicing acquisition and an ongoing mortgage origination flow. HomeSide services loans on a priority basis on behalf of the Preferred Partners and offers the customer mortgage-related products. Preferred Partner relationships contributed 37% and 35%, respectively, of HomeSide's production volume for the three and nine month periods ended June 30, 2000. On July 11, 2000, HomeSide announced its Preferred Partnership agreement with Colonial Bank, which included a bulk acquisition of approximately $5.1 billion with the right to service or subservice and a long-term production flow arrangement to service new mortgage loans originated by Colonial Bank.

The current market environment has created portfolio acquisition opportunities. HomeSide continues to pursue acquisitions and Preferred Partner relationships as part of its strategy to accelerate portfolio growth, expand production market share and grow a diversified revenue base. HomeSide completed bulk acquisitions totaling $5.2 billion and $12.2 billion during the three and nine month periods ended June 30, 2000, respectively. Bulk acquisitions totaled $4.7 billion for the three months ended June 30, 1999 and $33.7 billion for the nine months ended June 30, 1999, which included, as part of HomeSide's Preferred Partner relationship with Banc One, approximately $18 billion from the March 4, 1999 purchase of First Chicago NBD Mortgage Company's servicing portfolio.

Servicing Portfolio

Management believes that HomeSide is one of the most efficient mortgage servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of $157 billion, HomeSide services the loans of approximately
1.8 million homeowners from across the United States. HomeSide's focus on efficient and low cost processes is pursued through the selective use of automation, strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures.

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the three and nine-month periods ended June 30, 2000 and 1999 (in millions):

                                For the Three         For the Three        For the Nine        For the Nine
                                Months Ended          Months Ended         Months Ended        Months ended
                                June 30, 2000         June 30, 1999        June 30, 2000      June 30, 1999
                              ------------------    ------------------ -- ---------------- -- ---------------
Balance at beginning of
  period                              $ 152,501             $ 139,653           $ 145,552          $ 115,800
   Additions, net                         9,882                12,019              26,266             55,166
   Scheduled amortization                 1,079                   849               3,162              2,401
   Prepayments                            4,207                 7,807              11,009             24,956
   Foreclosures                             266                   395                 816                988
                              ------------------    ------------------ -- ---------------- -- ---------------
       Total reductions                   5,552                 9,051              14,987             28,345
                                                    ------------------ -- ---------------- -- ---------------
                              ------------------
Balance at end of period              $ 156,831             $ 142,621           $ 156,831          $ 142,621
                              ==================    ================== == ================ == ===============

The number of loans serviced at June 30, 2000 was 1,772,999 compared to 1,667,124 at June 30, 1999. HomeSide's strategy is to build its mortgage servicing portfolio and benefit from improved economies of scale. A key to HomeSide's future growth is its proprietary servicing software. This system allows HomeSide to increase the number of loans typically serviced on a single system. At June 30, 2000, substantially all of the servicing portfolio was serviced on the proprietary system.

Results of Operations

For the three months ended June 30, 2000 compared to the three months ended June 30, 1999

   Summary

HomeSide's net income decreased 50% to $8.3 million for the three months ended June 30, 2000, compared to $16.5 million for the three months ended June 30, 1999. HomeSide's net income, excluding goodwill amortization from the acquisition of HomeSide by the National, was $17.1 million for the three months ended June 30, 2000, compared to $25.3 million for the three months ended June 30, 1999. Total revenues for the three months ended June 30, 2000 were $84.9 million compared to $106.3 million for the three months ended June 30, 1999, a 20% decrease. An increase in net servicing revenue was offset by decreases in net interest revenue and net mortgage origination revenue. Net servicing revenue increased 91% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999, primarily due to an increase in the servicing portfolio and a decrease in the amortization rate of mortgage servicing rights. Net interest revenue decreased primarily due to a decreased average balance of originated mortgage loans held for sale and increased funding necessary to support increased mortgage servicing assets. Net mortgage origination revenue decreased due to a decrease in production volumes and pricing competition caused by the increase and volatility in mortgage interest rates. Total expenses decreased as a result of a decrease in production related expenses associated with a decline in refinance activity and a decrease in servicing related expenses associated with a decline in prepayment activity and improvements in servicing efficiency. Income tax expense decreased as a result of a decrease in taxable net income and a decrease in the effective income tax rate caused by a change in the geographic mix of the servicing portfolio into lower tax states and a decrease in production volume in states with higher tax rates.

Net Servicing Revenue

Net servicing revenue was $85.5 million for the three months ended June 30, 2000 compared to $44.7 million for the three months ended June 30, 1999, a 91% increase. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

Mortgage servicing fees increased 12% to $182.5 million for the three months ended June 30, 2000 compared to $163.5 million for the three months ended June 30, 1999, primarily as a result of portfolio growth. The servicing portfolio increased $14.2 billion to $156.8 billion at June 30, 2000 compared to $142.6 billion at June 30, 1999, a 10% increase. The portfolio growth is primarily due to loan production, bulk acquisitions, and a decrease in mortgage loan prepayments as fewer mortgagees refinance their loans. HomeSide's weighted average interest rates of the mortgage loans in the servicing portfolio were 7.53% and 7.47% at June 30, 2000 and 1999, respectively. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.473% for the three months ended June 30, 2000 compared to 0.465% for the three months ended June 30, 1999. The increase in the weighted average servicing fee was primarily due to a decrease in loans purchased but not yet on the servicing system, for which HomeSide earns a lower net servicing fee.

Amortization expense was $97.1 million for the three months ended June 30, 2000 compared to $118.8 million for the three months ended June 30, 1999, an 18% decrease. Amortization expense decreased due to a decrease in the amortization rate, partially offset by a higher average balance of mortgage servicing rights during the quarter. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. An increase in mortgage interest rates results in a decrease in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, a decrease in mortgage prepayment activity typically results in a longer estimated life of the mortgage servicing assets and, accordingly, lower amortization expense.

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

Net interest revenue totaled ($15.7) million for the three months ended June 30, 2000 compared to $13.9 million for the three months ended June 30, 1999. The decrease in net interest revenue was primarily due to a decrease in interest income earned on loans held for sale as a result of lower average balances and a narrowing of the spread between short-term and long-term interest rates. The interest rate environment also caused a decrease in interest earned on early pool buyout loans. Interest earned on escrow balances also decreased as a result of a decrease in loan prepayment activity associated with the rise in interest rates. In addition, interest expense increased due to the funding of higher mortgage servicing assets.

Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

Net mortgage origination revenue was $13.6 million for the three months ended June 30, 2000 compared to $45.7 million for the three months ended June 30, 1999. The decrease was primarily due to a decrease in production volumes and margins resulting from pricing competition and the volatile and rising interest rate environment.

 Other Income

Other income for the three months ended June 30, 2000 was $1.5 million compared to $2.1 million for the three months ended June 30, 1999, a 27% decrease. The decrease is primarily due to a decrease in real estate tax service fees associated with decreased production.

   Salaries and Employee Benefits

Salaries and employee benefits expense was $27.9 million for the three months ended June 30, 2000 compared to $32.6 million for the three months ended June 30, 1999, a 15% decrease. The average number of full-time equivalent employees was 2,365 for the three months ended June 30, 2000 compared to 2,706 for the three months ended June 30, 1999. The decrease in salaries and employee benefits is primarily attributable to lower commissions expense and lower incentives associated with lower production volume as well as a reduction in temporary and overtime staff resulting from the decrease in production volumes and reduced prepayment activity.

   Occupancy and Equipment Expense

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the three months ended June 30, 2000 was $7.7 million compared to $6.9 million for the three months ended June 30, 1999, a 12% increase. The increase in expense was primarily due to additional leased space and technology related assets.

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

The servicing losses on investor-owned loans and foreclosure-related expenses totaled $9.1 million for the three months ended June 30, 2000 compared to $10.8 million for the three months ended June 30, 1999. The decrease was mainly attributable to a decrease in delinquencies and decreased foreclosure-related expenses.

Included in the balance of accounts payable and accrued liabilities at June 30, 2000 is a reserve for estimated servicing losses on investor-owned loans of $16.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing losses are generally greatest during the three to six year age of the loan.

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:


                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                                       June 30, 2000          June 30, 1999
                                                    --------------------    -------------------
Servicing Portfolio Delinquencies, excluding
   bankruptcies (at end of period)
          30 days                                          2.46%                  3.20%
          60 days                                          0.50%                  0.59%
          90+ days                                         0.44%                  0.47%
                                                    --------------------    -------------------
               Total past due                              3.40%                  4.26%
                                                    ====================    ===================
          Foreclosures pending                             0.47%                  0.66%
                                                    ====================    ===================
 Weighted average portfolio age in months                  47.9                    44.4

   Other Expenses and Goodwill Amortization

Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

Other expenses were $13.3 million for the three months ended June 30, 2000, compared to $15.5 million for the three months ended June 30, 1999, a 14% decrease. The decrease is primarily due to a decrease in expenses associated with decreased production volumes and a decrease in prepayment activity. Goodwill amortization was $8.8 million and $8.8 million for the three-month periods ended June 30, 2000 and 1999, respectively.

   Income Tax Expense

HomeSide's income tax expense was $9.8 million for the three months ended June 30, 2000 compared to $15.3 million for the three months ended June 30, 1999. The effective income tax rates for the three month periods ended June 30, 2000 and 1999 were 54% and 48%, respectively. The increase in the effective income tax rate was due to an increase in the proportion of goodwill amortization, which is not deductible for income tax purposes, to net income before taxes. This increase was partially offset by a change in the geographic mix of the portfolio into lower tax states and a decrease in production volume in states with higher tax rates. Excluding goodwill amortization, the effective income tax rates for the three months ended June 30, 2000 and 1999 were 36.5% and 37.7%, respectively.

Results of Operations

For the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999

   Summary

HomeSide's net income decreased 2% to $48.3 million for the nine months ended June 30, 2000, compared to $49.0 million for the nine months ended June 30, 1999. HomeSide's net income, excluding goodwill amortization from the acquisition of HomeSide by the National, was $74.5 million for the nine months ended June 30, 2000, compared to $75.3 million for the nine months ended June 30, 1999. Total revenues for the nine months ended June 30, 2000 were $275.0 million compared to $320.8 million for the nine months ended June 30, 1999, a 14% decrease. An increase in net servicing revenue was offset by decreases in net interest revenue, net mortgage origination revenue, and other income. Net servicing revenue increased 70% for the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999, primarily due to an increase in the servicing portfolio and a decrease in the amortization rate of mortgage servicing rights. Net interest revenue decreased due to a decreased average balance of originated mortgage loans held for sale and increased funding necessary to support increased mortgage servicing assets. Net mortgage origination revenue decreased due to a decrease in production volumes and pricing competition caused by the increase and volatility in mortgage interest rates. Total expenses decreased as a result of a decrease in production related expenses associated with a decline in refinance activity and a decrease in servicing related expenses associated with a decline in prepayment activity and improvements in servicing efficiency. Income tax expense decreased as a result of a decrease in taxable net income and a decrease in the effective income tax rate caused by a change in the geographic mix of the servicing portfolio into lower tax states and a decrease in production volume in states with higher tax rates.

Net Servicing Revenue

Net servicing revenue was $242.1 million for the nine months ended June 30, 2000 compared to $142.8 million for the nine months ended June 30, 1999, a 70% increase. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights.

Mortgage servicing fees increased 22% to $539.4 million for the nine months ended June 30, 2000 compared to $442.1 million for the nine months ended June 30, 1999, primarily as a result of portfolio growth. The servicing portfolio increased $14.2 billion to $156.8 billion at June 30, 2000 compared to $142.6 billion at June 30, 1999, a 10% increase. The portfolio growth is primarily due to loan production, bulk acquisitions, and a decrease in mortgage loan prepayments as fewer mortgagees refinance their loans. HomeSide's weighted average interest rates of the mortgage loans in the servicing portfolio were 7.53% and 7.47% at June 30, 2000 and 1999, respectively. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.476% for the nine months ended June 30, 2000 compared to 0.467% for the nine months ended June 30, 1999. The increase in the weighted average servicing fee was primarily due to a decrease in loans purchased but not yet on the servicing system, for which HomeSide earns a lower net servicing fee.

Amortization expense was $297.3 million for the nine months ended June 30, 2000 compared to $299.2 million for the nine months ended June 30, 1999, a 1% decrease. Amortization expense decreased mainly as a result of a decrease in the amortization rate, partially offset by a higher average balance of mortgage servicing rights during the period. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. An increase in mortgage interest rates results in a decrease in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, a decrease in mortgage prepayment activity typically results in a longer estimated life of the mortgage servicing assets and, accordingly, lower amortization expense.

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

Net interest revenue totaled ($23.2) million for the nine months ended June 30, 2000 compared to $47.8 million for the nine months ended June 30, 1999. The decrease in net interest revenue was primarily due to a decrease in interest income earned on loans held for sale as a result of lower average balances and a narrowing of the spread between short-term and long-term interest rates. Interest earned on escrow balances also decreased as a result of a decrease in loan prepayment activity associated with the rise in interest rates. In addition, interest expense increased due to the funding of higher mortgage servicing assets.

Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

Net mortgage origination revenue was $52.5 million for the nine months ended June 30, 2000 compared to $125.6 million for the nine months ended June 30, 1999. The decrease was primarily due to a decrease in production volumes and margins resulting from pricing competition and the volatile and rising interest rate environment.

 Other Income

Other income for the nine months ended June 30, 2000 was $3.6 million compared to $4.6 million for the nine months ended June 30, 1999, a 21% decrease. The decrease is primarily due to decreases in real estates tax service revenues associated with the decrease in production.

   Salaries and Employee Benefits

Salaries and employee benefits expense was $83.6 million for the nine months ended June 30, 2000 compared to $101.0 million for the nine months ended June 30, 1999, a 17% decrease. The average number of full-time equivalent employees was 2,463 for the nine months ended June 30, 2000 compared to 2,616 for the nine months ended June 30, 1999. The decrease in salaries and employee benefits is primarily attributable to lower commissions expense and lower incentives associated with lower production volume as well as a reduction in temporary and overtime staff resulting from the decrease in production volumes and reduced prepayment activity.

   Occupancy and Equipment Expense

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the nine months ended June 30, 2000 was $24.0 million compared to $20.0 million for the nine months ended June 30, 1999, a 20% increase. The increase in expense was primarily due to additional leased space and technology related assets.

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

The servicing losses on investor-owned loans and foreclosure-related expenses totaled $24.8 million for the nine months ended June 30, 2000 compared to $29.5 million for the nine months ended June 30, 1999. The decrease was mainly attributable to a decrease in delinquencies and a decrease in foreclosure-related expenses.

Included in the balance of accounts payable and accrued liabilities at June 30, 2000 is a reserve for estimated servicing losses on investor-owned loans of $16.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing losses are generally greatest during the three to six year age of the loan.

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                                     June 30, 2000          June 30, 1999
                                                  --------------------    -------------------
Servicing Portfolio Delinquencies, excluding
  bankruptcies (at end of period)
          30 days                                        2.46%                  3.20%
          60 days                                        0.50%                  0.59%
          90+ days                                       0.44%                  0.47%
                                                  --------------------    -------------------
               Total past due                            3.40%                  4.26%
                                                  ====================    ===================
          Foreclosures pending                           0.47%                  0.66%
                                                  ====================    ===================
Weighted average portfolio age in months                 47.9                    44.4

   Other Expenses and Goodwill Amortization

Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

Other expenses were $36.0 million for the nine months ended June 30, 2000, compared to $47.9 million for the nine months ended June 30, 1999, a 25% decrease. The decrease is primarily due to a decrease in expenses associated with decreased production volumes and a decrease in prepayment activity. Goodwill amortization was $26.3 million for nine months ended June 30, 2000 and $26.2 million for the nine months ended June 30, 1999.

   Income Tax Expense

HomeSide's income tax expense was $32.1 million for the nine months ended June 30, 2000 compared to $47.2 million for the nine months ended June 30, 1999. The effective income tax rates for the nine month periods ended June 30, 2000 and 1999 were 41% and 50%, respectively. The decrease in the effective income tax rate was due to a change in the geographic mix of the servicing portfolio into lower tax states and a decrease in production volume in states with higher tax rates. In the current interest rate environment, this trend is expected to continue.

Risk Management Activities

HomeSide has a risk management program designed to protect the economic value of its mortgage servicing portfolio from declines in value due to increases in estimated loan prepayment speeds, which are mainly influenced by declines in interest rates. When loans prepay faster than anticipated, the cash flow HomeSide expects to receive from servicing such loans is reduced. When interest rates increase, prepayment rates decline and influence an increase in expected cash flows. The value of mortgage servicing rights is based on the present value of the cash flows to be received over the life of the loan and therefore, the value of the servicing portfolio declines as prepayments increase and increases as prepayments decline.

During the three months ended June 30, 2000, HomeSide utilized options on U.S. Treasury bond and note futures, Eurodollar futures, interest rate swaps, interest rate swaptions, interest rate caps, mortgage pass-throughs and options on mortgage pass-throughs to protect a significant portion of the market value of its mortgage servicing portfolio from a decline in value. The risk management contracts used by HomeSide have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management contracts tend to decline in value as interest rates rise. Accordingly, changes in value of these risk management instruments will tend to move inversely with changes in value of HomeSide's mortgage servicing rights.

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

At June 30, 2000, deferred losses on risk management contracts resulted in cumulative net deferred hedge losses of $821.8 million which were substantially offset by changes in the value of mortgage servicing rights and included in the carrying value of mortgage servicing rights. Activity in the deferred hedge account during the nine months ended June 30, 2000 is as follows (in thousands):

         Net deferred hedge balance at September 30, 1999          $ (494,743)
         Net deferred hedge loss                                     (377,376)
         Amortization of deferred hedge losses                         50,285
                                                                 ---------------
         Net deferred hedge balance at June 30, 2000               $ (821,834)
                                                                 ===============

HomeSide's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management contracts at June 30, 2000 was $(202.8) million. This amount is comprised of interest rate swaps, caps and swaptions with a fair value of $(226.6) million, partially offset by options on U.S. Treasury bonds, Eurodollar futures, options on mortgage pass-throughs and mortgage pass-throughs with a fair market value of $23.8 million. The premiums paid on options along with amounts due to or from counterparties related to risk management contracts are included in Other Assets and Other Liabilities in the accompanying consolidated balance sheet. See "Liquidity and Capital Resources" for further discussion of HomeSide's sources and uses of cash. See Note 3 of the Notes to Consolidated Financial Statements included in HomeSide's Form 10-K for the fiscal year ended September 30, 1999 for a description of HomeSide's accounting policy for its risk management contracts. See Notes 12 and 13 of the Notes to Consolidated Financial Statements included in HomeSide's Form 10-K for the fiscal year ended September 30, 1999 for additional fair value disclosures with respect to HomeSide's risk management contracts.

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

Operations

Net cash used in operations for the quarter ended June 30, 2000 was $419.7 million. Net cash provided by operations for the quarter ended June 30, 1999 was $420.0 million. Net cash provided by operating activities for the nine month periods ended June 30, 2000 and 1999 was $305.7 million and $1,048.3 million, respectively. Cash provided from servicing fee income, loan sales and principal repayments was offset by cash used for the origination and purchase of mortgage loans held for sale and to pay corporate expenses. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Increases in long-term interest rates generally result in lower loan refinancing activity, which results in lower cash demands to meet loan production levels.

Investing

Net cash used in investing activities for the quarters ended June 30, 2000 and 1999 were $123.5 million and $297.2 million, respectively. Net cash used in investing activities for the nine month periods ended June 30, 2000 and 1999 were $924.7 million and $1,150.5 million, respectively. Cash used in investing activities was primarily for the purchase of mortgage servicing rights and risk management contracts. Cash was provided by proceeds from risk management contracts and early pool buyout reimbursements. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide's hedging needs. HomeSide is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.

Financing

Net cash provided by financing activities for the quarters ended March 31, 2000 and 1999 was $417.7 million and $19.9 million, respectively. Net cash provided by financing activities for the nine month periods ended June 30, 2000 and 1999 were $594.9 million and $265.9 million, respectively. Cash was provided by borrowings from the National and the issuance of notes payable and commercial paper. Cash was used for repayment of borrowings from the National and commercial paper, payment of debt issue costs, payment of dividends to the Parent, and repayment of medium-term notes which became due during the quarter ended June 30, 2000.

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

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)   The following document is filed as a part of this Report:

Number            Description

10.1   Trust under NAB Group - USA Deferred Compensation Plan
10.2 Second Amendment dated June 21, 2000 to Unsecured Revolving Credit Agreement between HomeSide Lending, Inc. and National Australia Bank Ltd.
10.3 Second Amended and Restated Renewal Promissory Note dated June 21, 2000 between HomeSide Lending, Inc. and National Australia Bank, Ltd.
27     Financial Data Schedule

 (b)   Reports on form 8-K

       HomeSide filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HomeSide Lending, Inc.
                           ----------------------
                           (Registrant)

Date: August 14, 2000      By:   /s/__________________________
                                 Hugh R. Harris
                           Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2000      By:  /s/__________________________
                                    W. Blake Wilson
                           Executive Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)