Form 10-K
period 2000-09-30
HOMESIDE LENDING INC
filed 2000-12-28
CIK 1031258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-12979

                             HOMESIDE LENDING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              FLORIDA                                         59-2725415
   -------------------------------                       -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                   7301 BAYMEADOWS WAY, JACKSONVILLE, FL 32256
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (904) 281-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date.

   Title of Each Class                   Outstanding At December 28, 2000
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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     HomeSide Lending, Inc. (the "Company" or "HomeSide") is one of the largest full service residential mortgage banking companies in the United States. The Company is a wholly-owned subsidiary of HomeSide International, Inc. (the "Parent") formerly known as HomeSide, Inc. On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide, Inc. and the Company adopted a fiscal year end of September 30 to conform to the fiscal year of the National (see Note 2 to the Consolidated Financial Statements). HomeSide, Inc. acquired Bank Boston Mortgage Corporation, the mortgage banking subsidiary of BankBoston, N.A., on March 16, 1996, renamed it HomeSide Lending, Inc., and subsequently purchased the mortgage banking operations of Barnett Banks, Inc. Unless otherwise designated, the term "HomeSide" refers to the Company for the periods subsequent to February 10, 1998 and the term "HomeSide" or "HomeSide Predecessor" refers to the Company for the periods from March 16, 1996 to February 10, 1998.

     HomeSide's strategy emphasizes variable cost mortgage loan originations, low cost mortgage servicing and effective risk management. Headquartered in Jacksonville, Florida, HomeSide ranks as the 6th largest mortgage servicer and the 12th largest mortgage loan originator in the United States at September 30, 2000 based on data published by Inside Mortgage Finance.

     The residential mortgage market, which totaled approximately $5.1 trillion at September 30, 2000, is the largest debt market in the world. The residential mortgage market has grown at a compound annual rate of approximately 8% since 1985. HomeSide competes in a mortgage banking market which is highly fragmented with no single company controlling or dominating the market. At September 30, 2000, the largest originator represented 7.1% of the market and the largest servicer represented 8.4%, while the top 30 originators and servicers represented 64.7% and 61.2% of their markets, respectively, based on data published by Inside Mortgage Finance. Residential mortgage lenders compete primarily on the basis of loan pricing and service, making effective cost management essential. The industry has experienced rapid consolidation which has been accelerated by the introduction of significant technology improvements and the economies of scale present in mortgage servicing. The top 10 mortgage loan servicers have increased their aggregate market share from 17% in 1990 to 44% as of September 30, 2000.

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

     HomeSide plans to build its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide intends to pursue additional loan portfolio acquisitions and strategic origination relationships similar to its existing relationships with its Preferred Partners (see Note 4 to the Consolidated Financial Statements).

     HomeSide's business activities consist primarily of:

          Mortgage production: origination and purchase of residential single family mortgage loans through multiple channels including correspondents, strategic partners, mortgage brokers, co-issue partners, direct consumer telemarketing, affinity programs, and online mortgage services;

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

PRODUCTION

     HomeSide participates in several origination channels, with a focus on wholesale origination. Since the acquisition of BancBoston Mortgage Corporation ("BBMC"), wholesale channels (correspondent, co-issue, and broker) have represented more than 90% of HomeSide's total production. Excluding the volumes purchased from BankBoston, N.A., Barnett Bank, N.A. ("Barnett") and Banc One Mortgage Corporation, no single source within the correspondent, co-issue or broker channels accounted for more than 7% of total production since March 16, 1996. HomeSide's other origination channels include internet and telemarketing, direct mail campaigns and other advertising, and mortgages related to affinity group and co-branding partnerships. HomeSide also purchases servicing rights in bulk from time to time. HomeSide's strategy is to customarily sell all loans that it originates or purchases while retaining the servicing rights to such loans. This multi-channel production base provides access to and flexibility among production channels in a wide variety of market and economic conditions.

     HomeSide competes nationwide by offering a wide variety of mortgage products designed to respond to consumer needs and tailored to address market competition. HomeSide is primarily an originator of fixed rate 15- and 30-year mortgage loans, which collectively represented 96% of the total production in the fiscal year ended September 30, 2000, 98% of the total production in the fiscal year ended September 30, 1999, and 98% of the total production in the period from February 11, 1998 to September 30, 1998. HomeSide also offers other products, such as ARMs, balloon, and jumbo mortgages.

         HomeSide's national loan production operation has resulted in geographically diverse originations, enabling HomeSide to diversify its risk across many markets in the United States. HomeSide's servicing portfolio composition reflects its production markets. The largest segments of the servicing portfolio by state on September 30, 2000 were California (12.4% of unpaid principal balance), Florida (8.7%), Illinois (8.1%), Texas (5.9%) and Michigan (5.5%). The largest segments of the servicing portfolio by state on September 30, 1999 were California (11.8% of unpaid principal balance), Florida (9.7%), Illinois (8.5%), Texas (5.6%) and Michigan (5.0%). The largest segments of the servicing portfolio by state on September 30, 1998 were California (14.1% of unpaid principal balance), Florida (14.0%), Texas (6.9%), Massachusetts (5.5%) and Illinois (4.9%). Refer to the table on page seven.

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

WHOLESALE PRODUCTION

Correspondent Production

     Through its correspondent program, HomeSide purchases loans from approximately 900 commercial banks, savings and loan associations, licensed mortgage lenders and other financial intermediaries. The correspondent takes the mortgage application and processes the loan, which is either underwritten through contract underwriters or, in some cases, the correspondent to whom underwriting authority has been delegated. Closing documents are submitted to HomeSide for legal review and funding. The participants in this program are prequalified and monitored on an ongoing basis by HomeSide. If a correspondent subsequently fails to meet HomeSide's requirements, HomeSide typically terminates the relationship. Correspondents are also required to repurchase loans in the event of fraud or misrepresentation in the origination process and for certain other reasons.

Co-Issue Production

     Co-issue production, which represents the purchase of servicing rights of new production originated by correspondents under contracts to deliver specified volumes on a monthly or quarterly basis, is another main source of HomeSide's production. The co-issue correspondent controls the entire loan process from application to closing. This arrangement particularly suits large originators who have the ability to deliver on an automated basis. Reflecting this delegated underwriting authority, the co-issue correspondent is obligated to make certain representations and warranties and is required to repurchase loans in the event of fraud or misrepresentation in the origination process or for certain other reasons.

Broker Production

     Under its broker program, HomeSide funds loans at closing from a network of approximately 2,000 mortgage brokers nationwide. The broker controls the process of application and loan processing. A pre-closing quality control review is performed by HomeSide to verify the borrower's credit. All loans originated through brokers are underwritten by HomeSide's approved contract underwriters. Loans are funded by HomeSide and may be closed in either the broker's name or HomeSide's name. Participants in this program prequalify on the basis of creditworthiness, mortgage lending experience and reputation. Each broker is subject to annual and ongoing reviews by HomeSide.

DIRECT PRODUCTION

     HomeSide's direct production includes soliciting loans via its website and the use of telemarketing from several sources, including refinancing of mortgage loans in HomeSide's existing servicing portfolio, leads generated from direct mail campaigns and other advertising, and mortgages related to affinity group and co-branding partnerships. HomeSide believes that these efforts will have a significant effect on increasing the percentage of loans captured from loan prepayments in HomeSide's servicing portfolio. Refinancing retention represents the percentage of loans refinanced through HomeSide's direct channel that were serviced by HomeSide prior to refinancing.

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

UNDERWRITING AND QUALITY CONTROL

Underwriting

     HomeSide's loans are underwritten in accordance with applicable Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"), Veterans Administration ("VA"), and Federal Housing Administration ("FHA") guidelines, as well as certain private investor requirements. The underwriting process is organized by origination channel and by loan type. HomeSide currently employs underwriters with an average of ten years of underwriting experience.

     HomeSide requires approximately 50% of its correspondent lenders to have their loans underwritten by third party contract underwriters prior to purchase. These contract underwriters are designated by HomeSide and include Mortgage Guaranty Insurance Corp. and Republic Mortgage Insurance Company. HomeSide grants delegated underwriting status to the remaining approximately 50% of correspondents, which enables the correspondents to submit conventional loans to HomeSide without prior underwriting approval. 100% of HomeSide's broker loans are underwritten by these contract underwriters or by HomeSide's underwriting employees. Generally, HomeSide grants delegated underwriting status to its larger correspondents who meet financial strength, delinquency, underwriting and quality control standards, and such correspondents are monitored regularly. The FHA and VA require that loans be underwritten by the originating lender on an Agency-approved or delegated basis. If issuance of FHA guarantees or VA insurance certificates is denied, the correspondent must repurchase the loan.

     HomeSide's underwriting process for its retail production operation is fully automated. The automated underwriting technology uses third-party vendor systems to analyze credit risk. HomeSide believes that these technologies have contributed to improved productivity and reduced underwriting and processing turnaround time.

Quality Control

     HomeSide maintains a compliance and quality assurance department that operates independently of the production, underwriting, secondary marketing and loan administration department. For its production compliance process, HomeSide randomly selects a statistical sample or 10% of closed loans monthly, whichever is less, of certain loan products and customers for review. In addition, a random risk-based audit of approximately 200 conforming conventional loans receive a fraud audit monthly. These reviews include reunderwriting of such loans, ordering second appraisals on 10% of the sample, reverifying funds, employment and final applications and reordering credit reports. In addition, a full underwriting review is conducted on (i) all jumbo loans that become thirty days delinquent in the first four payments and jumbo loans that go into foreclosure in the first thirty-six months and (ii) all conventional loans that become sixty days delinquent in the first six payments. Document and file reviews are also undertaken to ensure regulatory compliance. In addition, random reviews of the servicing portfolio, covering selected aspects of the loan administration process, are conducted.

     HomeSide monitors the performance of loan underwriting through quality assurance reports, U.S. Department of Housing and Urban Development ("HUD") reports and audits, Veterans Administration ("VA") reports and audits, reviews and audits by regulatory agencies, investor reports and mortgage insurance company audits. According to HomeSide's quality control findings, less than 5% of its loans have underwriting issues that affect salability to the secondary market. Flaws in these loans are generally corrected; otherwise, the holder of the mortgage-backed security is indemnified against future losses resulting from such flaws by HomeSide or, ultimately, the originating correspondent. Correspondents or co-issue partners are required to repurchase any flawed loans originated by them.

SECONDARY MARKETING

     HomeSide customarily sells all loans that it originates or purchases while retaining the servicing rights to such loans. HomeSide aggregates mortgage loans into pools and sells these pools, as well as individual mortgage loans, to investors principally at prices established under forward sales commitments. HomeSide's FHA and VA loans are generally pooled and sold in the form of Government National Mortgage Association ("Ginnie Mae" or "GNMA") Mortgage Backed Securities. Conforming conventional mortgage loans are generally pooled and exchanged under the purchase and guarantee programs sponsored by Fannie Mae. HomeSide pays certain guarantee fees to the Agencies in connection with these programs and then sells the GNMA and Fannie Mae securities to securities dealers. A limited number of mortgage loans (i.e. non-conforming loans) are sold to private investors on a servicing-released basis. For the fiscal year ended September 30, 2000, approximately 97% of the mortgage loans originated by HomeSide were sold to Fannie Mae (53%) and GNMA (44%). For the fiscal year ended September 30, 1999, approximately 94% of the mortgage loans originated by HomeSide were sold to Fannie Mae (49%), GNMA (28%), and FHLMC (17%). For the period from February 11, 1998 to September 30, 1998, approximately 92% of the mortgage loans originated by HomeSide were sold to Fannie Mae (36%), GNMA (34%), and FHLMC (22%). The remaining were sold to private investors.

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

     HomeSide assesses the interest rate risk associated with outstanding commitments that it has extended to fund loans and hedges the interest rate risk of these commitments based upon a number of factors, including the remaining term of the commitment, the interest rate at which the commitment was provided, current interest rates and interest rate volatility. HomeSide constantly monitors these factors and adjusts its hedging on a daily basis as needed. HomeSide uses the Quantitative Risk Management system, a sophisticated hedging, reporting and evaluation system, which has the ability to perform analyses under various interest rate scenarios. HomeSide's interest rate risk is currently hedged using a combination of forward sales of mortgage backed securities and over-the-counter options, including both puts and calls, on fixed income securities. HomeSide generally commits to sell to investors for delivery at a future time for a stated price all of its closed loans and a percentage of the mortgage loan commitments for which the interest rate has been established. HomeSide aims to price loans competitively, hedge the interest rate risk of loan originations and sell loans on a break-even basis. HomeSide realizes net servicing revenue from the future servicing of the loans sold. For the fiscal years ended September 30, 2000 and September 30, 1999, and the period from February 11, 1998 to September 30, 1998, HomeSide has not experienced secondary marketing losses on an aggregate basis.

     HomeSide's policy is to sell mortgage loans on a non-recourse basis. However, in the case of VA loans aggregated to form GNMA pools, the VA's loan guarantees do not cover the entire principal balance of the loan and HomeSide is responsible for losses which exceed the VA's guaranteed limitations. In connection with HomeSide's loan exchanges and sales, HomeSide makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards, and to the accuracy of information. In the event of a breach of these representations and warranties, HomeSide typically corrects such problems, but, if the problems cannot be corrected, may be required to repurchase such loans. In cases where loans are originated by a correspondent, HomeSide may sell the flawed loan back to the correspondent under a repurchase obligation.

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

     Loan servicing includes collecting payments of principal and interest from borrowers, remitting aggregate loan payments to investors, accounting for principal and interest payments, holding escrow funds for payment of mortgage related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and other miscellaneous duties related to loan administration. HomeSide collects servicing fees from monthly mortgage payments. These fees generally range from 0.25% to 0.50% of the declining principal balances of the loans per annum. HomeSide's weighted average servicing fee net of guaranty fees and including ancillary income was 0.476% for the fiscal year ended September 30, 2000, 0.467% for the fiscal year ended September 30, 1999 and 0.468% for the period from February 11, 1998 to September 30, 1998. HomeSide also maintains certain subservicing relationships whereby servicing is performed by another servicer under an agreement with HomeSide, which remains contractually responsible for servicing the loans. Subservicing relationships are often entered into as part of a bulk servicing acquisition where the selling institution continues to perform servicing until the loans are transferred to the purchasing institution.

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

SERVICING PORTFOLIO COMPOSITION

     HomeSide originates and purchases servicing rights for mortgage loans nationwide. The broad geographic distribution of HomeSide's servicing portfolio reflects the national scope of HomeSide's originations and bulk servicing acquisitions. Ten states accounted for 59.4% of the outstanding unpaid principal balance ("UPB") of HomeSide's total servicing portfolio, and the largest volume by state is California with a 12.4% share of the total portfolio on September 30, 2000. Ten states accounted for 59.8% of the outstanding unpaid principal balance ("UPB") of HomeSide's total servicing portfolio, and the largest volume by state was California with a 11.8% share of the total portfolio on September 30, 1999. Ten states accounted for 59.3% of the outstanding unpaid principal balance ("UPB") of HomeSide's total servicing portfolio on September 30, 1998, while the largest volume by state was California with a 14.1% share of the total portfolio. HomeSide actively monitors the geographic distribution of its servicing portfolio to maintain a mix that it deems appropriate and makes adjustments as it considers necessary.

The following table sets forth the geographic distribution of the Company's servicing portfolio as of September 30, 2000, September 30, 1999 and September 30, 1998:
                        SERVICING PORTFOLIO BY STATE (a)

                               AT SEPTEMBER 30, 2000             AT SEPTEMBER 30, 1999             AT SEPTEMBER 30, 1998
                               ---------------------             ---------------------             ---------------------
(DOLLARS IN MILLIONS)          UPB             % OF UPB          UPB             % OF UPB          UPB            % OF UPB
                               ---             --------          ---             --------          ---            --------

California                  $ 18,924             12.4%        $ 16,334             11.8%        $ 15,859             14.1%
Florida                       13,221              8.7           13,424              9.7           15,750             14.0
Illinois                      12,322              8.1           11,740              8.5            5,544              4.9
Texas                          8,911              5.9            7,825              5.6            7,772              6.9
Michigan                       8,346              5.5            6,981              5.0              (b)              (b)
Connecticut                    6,749              4.4            6,737              4.9              (b)              (b)
New York                       6,285              4.1            4,809              3.5            3,144              2.8
Massachusetts                  5,903              3.9            6,295              4.5            6,190              5.5
Maryland                       5,012              3.3            4,924              3.5            4,498              4.0
Georgia                        4,669              3.1            3,936              2.8            3,676              3.3
Arizona                        4,558              3.0            4,402              3.2            4,405              3.9
Indiana                        4,620              3.0            4,240              3.1              (b)              (b)
Other (b)                     52,724             34.6           47,101             33.9           45,571             40.6
                            ---------------------------------------------------------------------------------------------
Total                       $152,244            100.0%        $138,748            100.0%        $112,409            100.0%
                            =============================================================================================

(a) Servicing statistics are based on loans serviced by HomeSide and exclude loans purchased but not yet on the servicing system of $21.1 billion at September 30, 2000, $6.9 billion at September 30, 1999, and $3.4 billion at September 30, 1998. The increased amount in fiscal year 2000 was due to the increase in bulk acquisitions during the fourth quarter that had not been transferred onto the servicing system.
(b) No other state represents more than 3.0% of HomeSide's servicing portfolio at September 30, 2000, September 30, 1999 or September 30, 1998.

SERVICING PORTFOLIO BY LOAN TYPE

     At September 30, 2000, HomeSide's servicing portfolio consisted of $53.5 billion of FHA/VA servicing and $119.8 billion of conventional servicing. At September 30, 1999, HomeSide's servicing portfolio consisted of $44.2 billion of FHA/VA servicing and $101.4 billion of conventional servicing. At September 30, 1998, HomeSide's servicing portfolio consisted of $47.5 billion of FHA/VA servicing and $68.3 billion of conventional servicing.

     The weighted average interest rate of the loans in the Company's servicing portfolio was 7.58% at September 30, 2000, 7.44% at September 30, 1999, 7.72% at September 30, 1998. HomeSide's servicing portfolio of loans was stratified by interest rate as follows:

                    SERVICING PORTFOLIO BY INTEREST RATE (a)

                         AT SEPTEMBER 30, 2000                     AT SEPTEMBER 30, 1999                   AT SEPTEMBER 30, 1998
                         ---------------------                     ---------------------                   ---------------------
                      UPB                                     UPB                                    UPB
                      ---                                     ---                                    ---
                 (DOLLARS IN      % OF     CUMULATIVE    (DOLLARS IN       % OF     CUMULATIVE   (DOLLARS IN      % OF    CUMULATIVE
INTEREST RATE      MILLIONS)       UPB      % OF UPB       MILLIONS)        UPB      % OF UPB      MILLIONS)       UPB     % OF UPB
-------------                     ----     ----------                      ----     ----------                    ----    ----------
Less than 6.0%     $    397         0.5%      0.3%         $    631         0.5%        0.5%       $  1,113         1.0%      1.0%
6.0% to 6.9%         30,821        20.2      20.5            32,353        23.3        23.8          13,491        12.0      13.0
7.0% to 7.9%         75,520        49.6      70.1            77,552        56.0        79.8          56,217        50.0      63.0
8.0% to 8.9%         37,596        24.7      94.7            22,258        16.0        95.8          33,012        29.4      92.4
9.0% to 9.9%          6,340         4.2      98.9             4,085         2.9        98.7           5,907         5.2      97.6
10.0% to 10.9%        1,218         0.8      99.7             1,435         1.0        99.7           2,081         1.8      99.4
Over 11.0%              352         0.3      100.0              434         0.3       100.0             588         0.6     100.0
                   --------------------                    --------------------                    --------------------
     Total         $152,244       100.0%                   $138,748       100.0%                   $112,409       100.0%
                   ====================                    ====================                    ====================

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

     For HomeSide, servicing losses on investor-owned loans and foreclosure-related expenses, primarily representing losses on VA loans, totaled $33.3 million for the fiscal year ended September 30, 2000, $31.7 million for the fiscal year ended September 30, 1999 and $21.2 million for the period February 11, 1998 to September 30, 1998. Management believes that it has an adequate level of reserve for servicing losses on investor-owned loans based on HomeSide's servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing losses are generally greatest during the three to six year age of the loan.

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

     HomeSide's risk management policy is designed to minimize exposure to loss in the value of the servicing portfolio caused by prepayments due to declines in interest rates. The servicing portfolio is valued using sophisticated cash flow valuation tools. Key assumptions involved in the valuation include servicing costs and revenues, market discount rates, prepayment speeds and a number of other variables. The value is then analyzed under various interest rate scenarios that help HomeSide estimate its exposure to loss. This potential loss exposure determines the hedge profile, which is monitored daily and may be adjusted to reflect significant moves in key variables such as interest rate and yield curve changes and revised prepayment speed assumptions. Results of the risk management program depend on a variety of factors, including the hedge instruments typically used by HomeSide, the relationship between mortgage rates, Treasury rates, volatility and certain other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management Activities" for the fiscal years ended September 30, 2000 and September 30, 1999 and the period from February 11, 1998 to September 30, 1998.

SERVICING TECHNOLOGY

     HomeSide's proprietary servicing technology accommodates all areas of loan servicing, including loan setup and maintenance, cashiering, escrow administration, investor accounting, customer service and default management. The platform is mainframe based, with on-line, real-time architecture and is supported by an experienced staff of technology providers.

     HomeSide expects to achieve significant competitive advantages over time through the use of its proprietary servicing software. At September 30, 2000, approximately 1.9 million loans were serviced on the proprietary servicing system. This architecture will support HomeSide's portfolio growth up to approximately twice the number of loans typically serviced on a single system and is also used by the

National to service its growing loan portfolio. The system will also permit continued development of workflow and other client-server applications, contributing to increased productivity.

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

COMPETITION

     Mortgage bankers operate in a highly competitive and fragmented market. As of September 30, 2000, the largest originator of loans represented 7.1% of the market and the largest servicer represented 8.4%, while the top 30 originators and servicers represented 64.7% and 61.2% of their markets, respectively, based on data published by Inside Mortgage Finance.



             TOP 10 ORIGINATORS AND SERVICERS (DOLLARS IN BILLIONS)

 ORIGINATIONS FOR FIRST NINE MONTHS - 2000             SERVICING PORTFOLIO AT SEPTEMBER 30, 2000
 1  Chase Home Finance, NJ                   $53.9     1  Wells Fargo Home Mortgage, IA                        $430.5
 2  Wells Fargo Home Mortgage, IA             48.3     2  Chase Home Finance, NJ                                353.7
 3  Countrywide Credit Industries, CA         43.2     3  Bank of America Consumer Real Estate Lending, NC      334.5
 4  Bank of America Mtg. & Affiliates, NC     40.5     4  Countrywide Credit Industries, CA                     274.3
 5  Washington Mutual, WA                     38.0     5  Washington Mutual, WA                                 180.9
 6  ABN AMRO Mortgage Group, IL               16.4     6  HomeSide Lending, Inc., FL                            173.3
 7  Cendant Mortgage Services, NJ             16.3     7  GMAC Mortgage Corp., PA                               160.5
 8  National City Mortgage Co., OH            15.5     8  Fleet Mortgage Group, SC                              132.9
 9  Fleet Mortgage Group, SC                  15.3     9  First Nationwide Mortgage, CA                         110.6
10  PNC Mortgage, IL                          14.9    10  ABN AMRO Mortgage Group, IL                           104.2

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

     The industry has experienced rapid consolidation which has been accelerated by the introduction of significant technology improvements and the economies of scale present in mortgage servicing. The automation of many functions in mortgage banking, especially those related to servicing, has reduced costs significantly for industry participants. Many mortgage bankers that were not low cost, high volume producers or did not operate in a low cost specialized field experienced earnings declines in the nineties, causing many to exit the business or to be acquired. Surviving cost effective firms purchased servicing portfolios or other companies to expand their servicing economies of scale, while others acquired market niche operations. As evidence of this consolidation, the top 10 mortgage loan servicers have increased their aggregate market share from 17% in 1990 to 44% as of September 30, 2000.

EMPLOYEES

     As of September 30, 2000, September 30, 1999 and September 30, 1998, respectively, HomeSide had approximately 2,340 total employees, 2,611 total employees and 2,356 total employees, substantially all of whom were full-time employees. HomeSide has no unionized employees and considers its relationship with its employees generally to be satisfactory.

ITEM 2. PROPERTIES

     HomeSide's corporate, administrative, and servicing headquarters are located in Jacksonville, Florida, in facilities which comprise 144,227 square feet of owned space and approximately 397,054 square feet of leased space. Included in the leased total is approximately 81,025 square feet of warehouse space used for storing certain loan files, loan servicing documents, furniture, fixtures and equipment. In addition, HomeSide leases approximately 180,699 square feet of office space in various locations across the United States.

At September 30, 2000, HomeSide owned a 190,000 square feet building in San Antonio, Texas of which HomeSide occupies 77%, or approximately 146,300 square feet. In October 2000, HomeSide entered into a sale/lease-back contract on this building (see Note 19 of the Consolidated Financial Statements).

HomeSide believes that its current facilities are adequate for its present operations.

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

                                     PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial and operating information of HomeSide set forth below for the fiscal years ended September 30, 2000 and September 30, 1999 and the period from February 11, 1998 to September 30, 1998 should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and the notes thereto and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" of HomeSide included elsewhere in this document. See Item 6 on page 44 for the selected consolidated financial data of HomeSide Predecessor. The periods presented coincide with the acquisition of HomeSide by the National (see
Note 2 of the Consolidated Financial Statements):

(DOLLAR AMOUNTS IN THOUSANDS)
                                                           FOR THE PERIOD        FOR THE PERIOD      FOR THE PERIOD
                                                         OCTOBER 1, 1999 TO    OCTOBER 1, 1998 TO   FEBRUARY 11, 1998 TO
                                                         SEPTEMBER 30, 2000    SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                         ------------------   ------------------    ---------------------

SELECTED STATEMENT OF EARNINGS DATA:
Revenues:
     Mortgage servicing fees                                $    732,164          $   609,522          $   315,510
     Amortization of mortgage servicing rights                  (405,728)            (409,929)            (191,693)
                                                      -------------------------------------------------------------
         Net servicing revenue                                   326,436              199,593              123,817
     Interest income                                             121,951              181,173               99,749
     Interest expense                                           (158,949)            (122,481)             (62,963)
                                                      -------------------------------------------------------------
         Net interest (expense) revenue                          (36,998)              58,692               36,786
     Net mortgage origination revenue                             68,475              155,937               79,179
     Other income                                                  5,683                5,844               11,028
                                                      -------------------------------------------------------------
         Total revenues                                          363,596              420,066              250,810
Expenses:
     Salaries and employee benefits                              112,634              132,716               73,983
     Occupancy and equipment                                      31,980               28,319               13,107
     Servicing losses on investor-owned loans                     33,301               31,749               21,202
        and foreclosure-related expenses
     Goodwill amortization                                        35,044               34,965               22,283
     Other  expenses                                              52,502               60,939               39,825
                                                      -------------------------------------------------------------
            Total expenses                                       265,461              288,688              170,400
Income before income taxes                                        98,135              131,378               80,410
Income tax expense                                                41,810               62,833               40,050
                                                      -------------------------------------------------------------
Net income                                                  $     56,325         $     68,545         $     40,360
                                                      =============================================================
SELECTED BALANCE SHEET DATA AT END OF PERIOD:
Mortgage loans held for sale, net                           $  1,441,216         $  1,292,562         $  2,048,989
Mortgage servicing rights, net                                 4,464,312            3,488,957            1,779,180
Total assets                                                   7,252,242            6,375,704            5,735,074
Bank credit facility                                           1,735,400            1,505,401            2,749,000
Commercial Paper                                               1,500,000            1,163,903                    -
Long-term debt                                                 1,757,813            1,184,384            1,185,926
Total liabilities                                              5,885,246            5,000,739            4,360,173
Total stockholders' equity                                     1,366,996            1,374,965            1,374,901
                                                      =============================================================
SELECTED OPERATING DATA:
Volume of loan production                                   $ 20,286,100         $ 30,933,088         $ 16,826,364
Loan servicing portfolio (at period end)                     173,310,242          145,551,780          115,800,362
Loan servicing portfolio (average
         outstanding during the period)                      153,965,875          130,413,226          107,821,822
Weighted average interest rate of the
         servicing portfolio (at period end)                       7.58%                7.44%                7.72%
Weighted average servicing fee of the
         servicing portfolio, net of guaranty fees                0.476%               0.467%               0.468%
         and including ancillary income
         (for the period)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   HOMESIDE - FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30,
      1999 AND FOR THE PERIOD FROM FEBRUARY 11, 1998 TO SEPTEMBER 30, 1998

GENERAL

HomeSide Lending, Inc. (the "Company" or "HomeSide") is one of the largest full service residential mortgage banking companies in the United States. HomeSide's strategy emphasizes variable cost mortgage loan originations, low cost mortgage servicing and effective risk management. Headquartered in Jacksonville, Florida, HomeSide ranks as the 12th largest mortgage loan originator and the 6th largest servicer in the United States at September 30, 2000 based on data published by Inside Mortgage Finance.

On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide International, Inc. (the "Parent"). As consideration, the National paid $27.825 per share for all of the outstanding common stock and $17.7 million cash to retire all outstanding stock options. The total purchase price was approximately $1.2 billion. The transaction was accounted for as a purchase. As a result, all assets and liabilities were recorded at their fair value on February 11, 1998, and the purchase price in excess of the fair value of net assets acquired of $719.6 million was recorded as goodwill, which was reduced by $15.7 million in September 2000 (see Note 3 of the Consolidated Financial Statements). Following the transaction described above, the National owns 100% of the Parent's common stock and the Parent has become an indirect wholly-owned subsidiary of the National. The Company also adopted a fiscal year end of September 30 to conform to the fiscal year of the National.

On March 6, 2000, HomeSide Holdings, Inc. ("HomeSide Holdings") was merged with and into HomeSide Lending, Inc. ("HomeSide" or the "Company"). Prior to the merger, HomeSide Holdings was a wholly-owned subsidiary of HomeSide International, Inc. (the "Parent"). Pursuant to the merger, (i) the Company succeeded to all of the assets of, and assumed all of the liabilities of, HomeSide Holdings, and (ii) the shares of capital stock of HomeSide Holdings issued and outstanding as of the date of the merger were canceled and exchanged for 10,000 shares of common stock of the Company which were issued to the Parent. In order to facilitate the exchange of shares required by the merger, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock to 10,100. Thereafter, the Company amended and restated its Articles of Incorporation to reduce the number of authorized, issued and outstanding shares of capital stock to 100 shares of common stock, par value $1.00. The merger does not have a material affect on the financial statements of the Company. All prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of HomeSide Holdings.

The following periods presented coincide with the acquisition of HomeSide by the National (see Note 2 of the Consolidated Financial Statements). HomeSide's operating results are not directly comparable to the historical operating results of HomeSide Predecessor due, in part, to different balance sheet valuations (estimated fair value as compared to historical cost).

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This report contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions, which indicate future events and trends, identify forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the Company's ability to grow which is dependent on its ability to obtain additional financing in the future for originating loans, investment in servicing rights, working capital, capital expenditures and general corporate purposes, (2) economic factors may negatively affect the Company's profitability as the frequency of loan default tends to increase in rising rate environments and (3) changes in interest rates may affect the volume of loan originations and acquisitions, the interest rate spread on loans held for sale, the amount of gain or loss on the sale of loans and the value of the Company's servicing portfolio. These risks and uncertainties are more fully detailed in the Company's filings with the Securities and Exchange Commission.

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

Loan Production Activities

As a multi-channel loan production lender, HomeSide has one of the industry's largest correspondent lending production operations, a full-service brokered loan program and a national production center for consumer direct mortgage lending. HomeSide also purchases servicing rights in bulk from time to time. By focusing on production channels with a variable cost structure, HomeSide minimizes the fixed costs associated with traditional mortgage branch offices. Without the burden of high fixed cost loan origination networks, HomeSide is positioned to weather a variety of interest rate environments. For the nine months ended September 30, 2000, HomeSide was ranked the twelfth largest originator in the United States, according to Inside Mortgage Finance, with approximately 1.9% market share of the estimated $.8 trillion single-family mortgage origination market.

The following information regarding loan production activities for HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the fiscal years ended September 30, 2000 and September 30, 1999 and the period from February 11, 1998 to September 30, 1998 (in millions):

                                             FOR THE FISCAL               FOR THE FISCAL            FOR THE PERIOD FROM
                                                YEAR ENDED                   YEAR ENDED            FEBRUARY 11, 1998 TO
                                           SEPTEMBER 30, 2000           SEPTEMBER 30, 1999          SEPTEMBER 30, 1998
                                         ------------------------     ------------------------    ------------------------
Wholesale:
  Correspondent                                 $ 8,660                        $17,927                     $11,309
  Co-issue(a)                                     9,053                          7,737                       2,906
  Broker                                          1,945                          3,818                       1,980
                                         ------------------------     ------------------------    ------------------------
   Total wholesale                               19,658                         29,482                      16,195
Direct                                              628                          1,451                         631
                                         ------------------------     ------------------------    ------------------------
   Total production                              20,286                         30,933                      16,826
Bulk acquisitions(b)                             28,624                         35,608                      18,947
                                         ------------------------     ------------------------    ------------------------
   Total production and acquisitions            $48,910                        $66,541                     $35,773
                                         ========================     ========================    ========================

--------------------------

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

Total loan production, excluding bulk acquisitions, was $20.3 billion for the fiscal year ended September 30, 2000 compared to $30.9 billion for the fiscal year ended September 30, 1999, a 34% decrease year over year. Total loan production, excluding bulk acquisitions, was $16.8 billion for the period from February 11, 1998 to September 30, 1998.

Correspondent lending volume decreased 52% in fiscal year 2000 from the prior year. For fiscal year 1999, correspondent lending volume was approximately equal to the period from February 11, 1998 to September 30, 1998, on an annualized basis. Co-issue volume increased 17% in fiscal year 2000 from the prior year. For fiscal year 1999, co-issue volume increased 66%, on an annualized basis, compared to the period from February 11, 1998 to September 30, 1998. The decrease in fiscal year 2000 in correspondent lending volume was due to the increased interest rates during the year. A major contributor to fiscal year 2000 co-issue volumes and fiscal year 1999 correspondent and co-issue volumes were the additions of Bank One and People's Bank as Preferred Partners on June 5, 1998 and November 23, 1998, respectively. As Preferred Partners, Bank One and People's Bank will sell a significant portion of the residential mortgage loans they originate to HomeSide over five years. Another contributor to the increase in co-issue volume of fiscal year 2000 and 1999 was the strategic alliance formed on June 15, 1999 between HomeSide and Cendant, one of the largest retail mortgage loan originators in the United States. Cendant agreed to sell up to $7 billion of servicing assets annually to HomeSide for a five-year period. On March 31, 2000, HomeSide and Cendant entered into a replacement agreement. Cendant has agreed to sell the servicing rights of up to $9.0 billion in mortgage loans and no less than an amount based on their quarterly flow volume per year to HomeSide through March 31, 2004.

On May 29, 1998, HomeSide purchased the operations of NationsBank's subsidiary, Loan America, a national broker network. This purchase is contributing to HomeSide's expansion of its broker network, a production channel that is key to HomeSide's variable cost origination strategy. The broker channel volume decreased 49% from the prior year due to the interest rate environment of fiscal year 2000. For fiscal year 1999, the broker channel volume increased 21% from the period from February 11, 1998 to September 30, 1998, on an annualized basis, due to the low interest rate environment of fiscal year 1999.

Consumer direct lending volume decreased 57% from the prior year due to the impact of the increased interest rates on the origination market. For fiscal year 1999, consumer direct lending volume increased 44%, on annualized basis, from the period from February 11, 1998 to September 30, 1998 due to the high refinancing levels during fiscal year 1999. HomeSide made significant investments during the fiscal year ended 1999 in its consumer direct technology platform. This advanced platform combines telephone and internet loan origination capabilities. In July 2000, HomeSide announced its online mortgage solution, an e-commerce based origination service that is powered by Fannie Mae's technology and features HomeSide's proprietary mortgage platform.

The interest rate environment has significantly affected the size of the mortgage origination market, primarily refinances. When interest rates decline, increasing numbers of mortgagors refinance their loans. As a result, the mortgage origination market grows. During 1998 and 1999, periods of high refinances, HomeSide strived to keep production at sustainable levels should the market size decrease. As an alternative, HomeSide emphasizes its acquisitions strategy to maintain and increase the servicing portfolio.

As part of this acquisition strategy, HomeSide completed bulk acquisitions totaling $28.6 billion, $35.6 billion, and $18.9 billion for the fiscal years ended September 30, 2000 and September 30, 1999 and for the period from February 11, 1998 to September 30, 1998, respectively. These purchases were a continuation of HomeSide's targeted approach to grow the servicing portfolio. Included in bulk acquisitions for the fiscal year ended 2000 are the rights to service $6.2 billion in mortgage loans purchased from Old Kent Mortgage Company, $5.5 billion in mortgage loans purchased from South Trust Mortgage Corporation, $5.0 billion in mortgage loans purchased from Chase Mortgage Company, and $3.4 billion in mortgage loans purchased from Colonial Bank. Included in bulk acquisitions for the fiscal year ended 1999 is the March 4, 1999 purchase of First Chicago NBD Mortgage Company's $18.0 billion servicing portfolio. This acquisition is an expansion of HomeSide's strategic alliance with Bank One. In addition, First Chicago has committed to sell the servicing rights associated with its residential mortgage originations to HomeSide on a flow basis. Also included in 1999 bulk acquisitions are the rights to service $5.0 billion in mortgage loans purchased from People's Bank on November 23, 1998 and $8.8 billion in mortgage loans purchased from Cendant during the fiscal year. Included in bulk acquisitions for the period from February 11, 1998 to September 30, 1998 is the $16.6 billion servicing portfolio purchased from Bank One on June 5, 1998.

Servicing Portfolio

Management believes that HomeSide is one of the most efficient mortgage loan servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of $173.3 billion, HomeSide services the loans of approximately
1.9 million homeowners from across the United States and is committed to protecting the value of this important asset by a sophisticated risk management strategy. HomeSide anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide's focus on efficient and low cost processes is pursued through the selective use of automation as well as the strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures. At September 30, 2000, HomeSide was ranked the sixth largest servicer in the United States, with approximately 3.4% market share of the $5.1 trillion single family mortgages outstanding, according to Inside Mortgage Finance.

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the fiscal years ended September 30, 2000 and September 30, 1999 and for the period from February 11, 1998 to September 30, 1998 (in millions):

                                                      FOR THE FISCAL               FOR THE FISCAL            FOR THE PERIOD FROM
                                                        YEAR ENDED                   YEAR ENDED             FEBRUARY 11, 1998 TO
                                                    SEPTEMBER 30, 2000           SEPTEMBER 30, 1999          SEPTEMBER 30, 1998
                                                 -------------------------    -------------------------    ------------------------
Balance at beginning of period                            $145,552                     $115,800                    $ 99,956
Additions                                                   48,910                       66,541                      35,773
Reductions:
   Scheduled amortization                                    4,268                        3,386                       1,749
   Prepayments                                              15,640                       30,413                      16,959
   Foreclosures                                              1,045                        1,296                         848
   Sales of servicing                                          199                        1,694                         373
                                                 -------------------------    -------------------------    ------------------------
Total reductions                                            21,152                       36,789                      19,929
                                                 -------------------------    -------------------------    ------------------------
Balance at end of period                                  $173,310                     $145,552                    $115,800
                                                 =========================    =========================    ========================

The number of loans serviced at September 30, 2000 was 1,932,370 compared to 1,669,051 at September 30, 1999 and 1,409,595 at September 30, 1998. HomeSide's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale. A key to efficiently servicing HomeSide's future portfolio growth is its proprietary servicing software. This system allows HomeSide to double the number of loans typically serviced on a single system. HomeSide had substantially converted its loan servicing portfolio to its proprietary servicing software at September 30, 1998.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 1999 AND FOR THE PERIOD FROM FEBRUARY 11, 1998 TO SEPTEMBER 30, 1998:

Summary

HomeSide's net income was $56.3 million, $68.5 million, and $40.4 million for the fiscal years ended September 30, 2000 and September 30, 1999 and the period from February 11, 1998 to September 30, 1998, respectively. HomeSide's net income, excluding goodwill amortization from the acquisition of HomeSide by the National, was $91.4 million for the year ended September 30, 2000, $103.5 million for the year ended September 30, 1999, and $62.6 million for the period from February 11, 1998 to September 30, 1998. Total revenues were $363.6 million for the fiscal year ended September 30, 2000, $420.1 million for the fiscal year ended September 30, 1999, and $250.8 million for the period from February 11, 1998 to September 30, 1998. Decreases in net income and revenues for the fiscal year 2000 compared to fiscal year 1999 were primarily attributable to decreases in loan production volumes due to increased interest rates. Annualized increases in net income and revenues for the fiscal year 1999 compared to the period from February 11, 1998 to September 30, 1998 mainly resulted from increases in loan production volumes and growth in the servicing portfolio through strategic bulk acquisitions. The U.S. housing market experienced record low mortgage rates and high mortgage prepayment activity during fiscal year 1999. Total expenses decreased for the fiscal year ended September 30, 2000 from the fiscal year ended September 30, 1999 as a result of decreases in production volume. Total expenses increased on an annualized basis for the fiscal year ended September 30, 1999 from the period February 11, 1998 to September 30, 1998 as a result of increases in production volume, expenses associated with the growing mortgage servicing portfolio, and high loan pre-payment activity.

Net Servicing Revenue

Net servicing revenue was $326.4 million for the fiscal year ended September 30, 2000 compared to $199.6 million for the fiscal year ended September 30, 1999 and $123.8 million for the period from February 11, 1998 to September 30, 1998. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights expense.

Mortgage servicing fees increased 20% to $732.2 million for the fiscal year ended September 30, 2000 from $609.5 million for the fiscal year ended September 30,1999. Mortgage servicing fees increased 21% in fiscal year 1999, on an annualized basis, from $315.5 million for the period from February 11, 1998 to September 30, 1998. These increases were primarily as a result of strategic acquisitions and growth of the servicing portfolio through loan production channels. The servicing portfolio increased to $173.3 billion at September 30,

2000 compared to $145.6 billion at September 30, 1999 and $115.8 billion at September 30, 1998, due to additional production volume and bulk acquisitions, partially offset by loan prepayments and scheduled amortization. HomeSide's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.58% at September 30, 2000, 7.44% at September 30, 1999, and 7.72% at
September 30, 1998. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.476% for the fiscal year ended September 30, 2000, 0.467% for the fiscal year ended September 30, 1999 and 0.468% for the period from February 11, 1998 to September 30, 1998.

Amortization expense decreased to $405.7 million for the fiscal year ended September 30, 2000 from $409.9 million for the fiscal year ended September 30, 1999 due to decreased prepayment rates. Amortization expense was $191.7 million for the period from February 11, 1998 to September 30, 1998. Amortization expense increased in fiscal year 1999 compared to the period from February 11, 1998 to September 30, 1998 due to increased prepayment rates. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense, while an increase in rates results in a decrease in prepayment estimates. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense. Conversely, a decrease in mortgage prepayment activity typically results in a longer estimated life of the mortgage servicing assets and lower amortization expense.

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

Loan refinancing levels are the largest contributor to changes in the size of the mortgage origination market. To reduce the cost of their home mortgages, borrowers tend to refinance their loans during periods of declining interest rates, increasing the size of the origination market and HomeSide's loan production volumes. Higher loan production volumes result in higher average balances of loans held for sale and consequently higher levels of interest income earned on such loans prior to their sale. This higher level of interest income due to increased volumes is partially offset by the lower rates earned on the loans. Conversely, as interest rates rise, fewer borrowers refinance their mortgages, resulting in a decrease in the mortgage origination market. Lower loan production volumes result in lower average balances of loans held for sale and consequently lower levels of interest income from interest earned on such loans prior to their sale. This lower level of interest income due to decreased volumes is partially offset by the higher rates earned on the loans.

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

Net interest (expense) revenue totaled $(37.0) million for the fiscal year ended September 30, 2000 compared to $58.7 million for the fiscal year ended September 30, 1999, and $36.8 million for the period from February 11, 1998 to September 30, 1998. Net interest earned on mortgage loans held for sale decreased as a result of decreased production during the fiscal year ended September 30, 2000. Net interest revenue was also decreased by increased interest expense on borrowings to fund the mortgage servicing assets. These decreases to net interest revenue were partially offset by increased credits earned on escrow deposits due to higher interest rates during the fiscal year ended September 30, 2000. During the fiscal year ended September 30, 1999, net interest earned on mortgage loans held for sale increased compared to the period from February 11, 1998 to September 30, 1998 as a result of increased production, on an annualized basis. Credits earned on escrow deposits increased, on an annualized basis, due to an increase in loan prepayments during the fiscal year ended September 30, 1999 compared to the period from February 11, 1998 to September 30, 1998. These increases during fiscal year 1999 were partially offset by increased interest expense on borrowings to fund the growing mortgage servicing assets.

During the fiscal year 1999, HomeSide diversified funding sources by establishing a $1.5 billion commercial paper program and increasing its medium-term note shelf registration by $1.0 billion. In June 1998, HomeSide established a line of credit with the National with the borrowing rate of LIBOR. The line of credit agreement was amended on June 21, 2000 and June 22, 1999. Under the credit facility, HomeSide can borrow up to $2.5 billion, subject to limits imposed by regulatory authorities. As of September 30, 2000, Australian financial regulations limited the National's ability to lend funds to HomeSide, a non-bank affiliate, to approximately $2.0 billion.

Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, gains and losses on the sale of loans, gains and losses resulting from hedging of secondary marketing activities and fees charged to review loan documents for purchased loan production.

Net mortgage origination revenue was $68.5 million for the fiscal year ended September 30, 2000 compared to $155.9 million for the fiscal year ended September 30, 1999 and $79.2 million for the period from February 11, 1998 to September 30, 1998. This decrease in fiscal year 2000 is attributable to a decrease in HomeSide's loan production volumes and margins resulting from decreases in refinancing levels, pricing competition, and the overall origination market during fiscal year 2000. Net mortgage origination revenue increased during fiscal year 1999 compared to the period from February 11, 1998 to September 30, 1998 due to an annualized increase in HomeSide's loan production volumes resulting from increases in refinancing levels and the overall origination market through the third quarter of fiscal 1999.

Other Income

Other income of $5.7 million for the fiscal year ended September 30, 2000 was relatively flat compared to $5.8 million for the fiscal year ended September 30, 1999. Other income was $11.0 million for the period from February 11, 1998 to September 30, 1998. Other income decreased during fiscal year 1999 compared to the period from February 11, 1998 to September 30, 1998 primarily due to the prior year recognition of income in relation to payments received for termination of the Preferred Seller arrangement with NationsBank that resulted from the NationsBank acquisition of Barnett.

Salaries and Employee Benefits

Salaries and employee benefits expense was $112.6 million for the fiscal year ended September 30, 2000 compared to $132.7 million for the fiscal year ended September 30, 1999 and $74.0 million for the period from February 11, 1998 to September 30, 1998. The average number of full-time equivalent employees decreased to 2,340 for the fiscal year ended September 30, 2000 from 2,611 for the fiscal year ended September 30, 1999 and 2,356 for the period from February 11, 1998 to September 30, 1998. The decrease in fiscal year 2000 was due to decreased production volume while the increase in fiscal year 1999 was due to increased production volume.

Occupancy and Equipment Expense

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the fiscal year ended September 30, 2000 was $32.0 million compared to $28.3 million for the fiscal year ended September 30, 1999 and $13.1 million for the period from February 11, 1998 to September 30, 1998. The increases were mainly due to increased expenses incurred to enhance processing systems and technology expenditures necessary to support targeted business growth.

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

During the fiscal year ended September 30, 2000, the servicing losses on investor-owned loans and foreclosure-related expenses totaled $33.3 million compared to $31.7 million for the fiscal year ended September 30, 1999 and $21.2 million for the period from February 11, 1998 to September 30, 1998. The increase was primarily attributable to an increase in loan charge-offs related to the increase in the servicing portfolio.

Included in accounts payable and accrued liabilities is a reserve for estimated servicing losses on investor-owned loans of $16.7 million at September 30, 2000 and September 30, 1999 and $21.7 million at September 30, 1998. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. The reserve was reduced to $16.7 in fiscal 1999 based on a reduction in charge-off and delinquency trends and changes in HomeSide's portfolio characteristics. Although the delinquency rates decreased in fiscal year 2000, the reserve was not reduced in fiscal year 2000 due to an increase in servicing losses, primarily related to the growth in the servicing portfolio. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses. Servicing losses are generally greatest during the three to six year age of the loan.

The following table sets forth HomeSide's delinquency and foreclosure experience:

                        SERVICING PORTFOLIO DELINQUENCIES
                             (PERCENT BY LOAN COUNT)

                                                                 SEPTEMBER 30,        SEPTEMBER 30,      SEPTEMBER 30,
                                                                     2000                  1999               1999
                                                               -----------------     ------------------------------------
Servicing Portfolio Delinquencies, excluding bankruptcies
(at end of period)
          30 days                                                    2.81%                 3.33%              3.72%
          60 days                                                    0.62%                 0.64%              0.81%
          90+ days                                                   0.55%                 0.53%              0.65%
                                                               -----------------     ------------------------------------
               Total past due                                        3.98%                 4.50%              5.18%
                                                               =================     ====================================

          Foreclosures pending                                       0.45%                 0.61%              0.70%
                                                               =================     ====================================

Weighted average portfolio age in months                             47.9                  44.1               46.1

Other Expenses and Goodwill Amortization

Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

Other expenses, excluding goodwill amortization of $35.0 million resulting from the acquisition of HomeSide by the National, were $52.5 million during the fiscal year ended September 30, 2000, compared to $60.9 million for the fiscal year ended September 30, 1999 excluding goodwill amortization of $35.0 million, a 14% decrease. Other expenses, excluding goodwill amortization of $22.3 million, were $39.8 million for the period from February 11, 1998 to September 30, 1998. The decrease in fiscal year 2000 as well as the annualized decrease in fiscal year 1999 were primarily due to lower consulting, advertising, litigation and insurance expenses associated with a decrease in production volumes and loan pre-payment activity during fiscal year 2000 and the fourth quarter of fiscal year 1999.

Income Tax Expense

HomeSide's income tax expense was $41.8 million for the fiscal year ended September 30, 2000, $62.8 million for the fiscal year ended September 30, 1999, and $40.1 million for the period from February 11, 1998 to September 30, 1998. The effective income tax rate for the fiscal year ended September 30, 2000, for the fiscal year ended September 30, 1999, and for the period from February 11, 1998 to September 30, 1998 was approximately 43%, 48%, and 50%, respectively. The decrease in income tax expense for fiscal year 2000 was due to decreases in income before income taxes, as well as the decreases in the effective income tax rate primarily resulting from a change in the geographic mix of the portfolio into states with lower tax rates and a decrease in production volume in states with higher tax rates. The annualized increase in fiscal year 1999 compared to the period from February 11, 1998 to September 30, 1998 was due to the increase in income before income taxes, on an annualized basis.

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

During the fiscal year ended September 30, 2000, HomeSide utilized options on U.S. Treasury bond and note futures, U.S. Treasury bond and note futures, options on Eurodollar futures, Eurodollar futures, interest rate swaps, interest rate swaptions, interest rate caps, mortgage pass-throughs and options on mortgage pass-throughs to protect a significant portion of the value of its mortgage servicing portfolio from a decline in value. The risk management contracts used by HomeSide have characteristics such that they tend to increase in value as interest rates decline. Conversely, these risk management contracts tend to decline in value as interest rates rise. Accordingly, changes in value of these risk management instruments will tend to move inversely with changes in the value of HomeSide's mortgage servicing rights.

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

During the fiscal year ended September 30, 2000, deferred losses on risk management contracts aggregated $260.3 million and were substantially offset by increases in the value of mortgage servicing rights. Activity in the deferred hedge account during the fiscal year ended September 30, 2000 is as follows (in thousands):

         Net deferred hedge loss at October 1, 1999           $(494,743)
         Net deferred hedge losses                             (260,259)
         Amortization of hedge losses                            64,386
                                                              ---------
         Net deferred hedge loss at September 30, 2000        $(690,616)
                                                              =========

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an Amendment of SFAS 133." SFAS 133, as amended, standardizes the accounting for derivative instruments and hedging activities by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, a derivative instrument may be specifically designated as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, (b) a hedge of the exposure to variability in the cash flows of a recognized asset, liability or forecasted transaction or (c) a hedge of certain foreign currency exposures. SFAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000.

Pursuant to SFAS 133, hedge ineffectiveness will be recognized in current period earnings based on the extent to which changes in the value of designated hedge instruments do not perfectly offset changes in the value of hedged items. Accordingly, a level of earnings volatility can be expected which could be material to future results of operations. The extent of hedge ineffectiveness is influenced by a number of factors including future interest rate volatility, hedge performance and correlation. Refer to Note 3 to the Consolidated Financial Statements.

HomeSide's future cash needs as they relate to its hedging program will be influenced by such factors as long-term interest rates, loan production levels and growth in the mortgage servicing portfolio. The fair value of open risk management contracts at September 30, 2000 was $(44.6) million. This amount is comprised of over the counter options on U.S. treasury bonds/notes, interest rate swaps, caps and swaptions with a fair value of $(73.0) million, partially offset by mortgage pass-throughs and options on mortgage pass-throughs with a fair market value of $28.4 million. The premiums paid on options along with amounts due to or from counterparties related to risk management contracts are included in Other Assets and Other Liabilities in the accompanying consolidated balance sheets. See "Liquidity and Capital Resources" for further discussion of HomeSide's sources and uses of cash. See Note 3 of Notes to Consolidated Financial Statements for a description of HomeSide's accounting policy for its risk management contracts. See Notes 12 and 13 of Notes to the Consolidated Financial Statements for additional fair value disclosures with respect to HomeSide's risk management contracts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal financing needs are the financing of loan origination activities and the investment in mortgage servicing rights. To meet these needs, the Company currently utilizes funding from an independent syndicate of banks and from the National, commercial paper, medium-term notes and cash flow from operations. In the past, the Company has also utilized short-term credit facilities. HomeSide continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include methods designed to expand the Company's financial capacity and reduce its cost of capital. In addition, to facilitate the sale and distribution of certain mortgage products, HomeSide Mortgage Securities, Inc., a wholly-owned subsidiary of HomeSide, may continue to issue mortgage backed securities.

Operations

Net cash provided by operations was $528.0 million for the fiscal year ended September 30, 2000 and $1,459.2 million for the fiscal year ended September 30, 1999. Net cash used in operations for the period from February 11, 1998 to September 30, 1998 was $408.0 million. The primary uses of cash in operations were to fund loan originations and pay corporate expenses. These uses of cash were offset by cash provided from servicing fee income, loan sales and principal repayments. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Decreases in long-term interest rates generally result in higher loan refinancing activity, which results in higher cash demands to meet increased loan production levels. Higher cash demands to meet increased loan production levels are primarily met through borrowings and loan sales. Increases in long term rates generally result in lower loan refinancing activity, which results in lower cash demands to meet production levels.

Investing

Net cash used in investing activities was $1,461.6 million, $1,374.1 million, and $612.2 million for the fiscal year ended September 30, 2000, for the fiscal year ended September 30, 1999, and for the period from February 11, 1998 to September 30, 1998, respectively. For the fiscal years ended September 30, 2000 and September 30, 1999, cash was used for the purchase and origination of mortgage servicing rights, the purchase of risk management contracts and the purchase of premises and equipment. Uses of cash were partially offset by cash provided by early pool buyout reimbursements. For the period from February 11, 1998 to September 30, 1998, cash was used for the purchase and origination of mortgage servicing rights, funding the early pool buyout program, the acquisition of Banc One Mortgage servicing assets, and the purchase of premises and equipment. These uses of cash were offset by net proceeds from risk management contracts. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide's hedging needs. HomeSide is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.

Financing

Net cash provided by financing activities was $841.5 million for the fiscal year ended September 30, 2000, $82.7 million for the fiscal year ended September 30, 1999, and $1,023.1 million for the period from February 11, 1998 to September 30, 1998. The primary source of cash from financing activities during the fiscal year ended September 30, 2000 was from the issuance of medium-term notes, issuance of commercial paper, and net borrowings from HomeSide's line of credit. Cash used in financing activities during the fiscal year ended September 30, 2000 was for the re-payment of medium-term and short-term notes and dividends paid to the Parent. The primary source of cash from financing activities during the fiscal year ended September 30, 1999 was from the issuance of commercial paper and short-term notes. Cash used in financing activities during the fiscal year ended September 30, 1999 was for the re-payment of borrowings from HomeSide's line of credit and dividends to the Parent. The primary source of cash from financing activities during the period from February 11, 1998 to September 30, 1998 was from the issuance of medium-term notes and net borrowings from HomeSide's line of credit. Cash used in financing activities during the period from February 11, 1998 to September 30, 1998 was used for the payment of debt issue costs and dividends to the Parent.

During the fiscal year ended September 30, 2000, net cash provided by operations was $528.0 million, net cash used in investing activities was $1,461.6 million and net cash provided by financing activities was $841.5 million, resulting in a net decrease in cash of $92.1 million. HomeSide expects that to the extent cash generated from operations is inadequate to meet its liquidity needs, those needs can be met through financing from its bank credit facility and other facilities which may be entered into from time to time, as well as from the issuance of debt securities in the public markets. Accordingly, HomeSide does not currently anticipate that it will make sales of servicing rights to any significant degree for the purpose of generating cash. Nevertheless, in addition to its cash and mortgage loans held for sale balances, HomeSide's portfolio of mortgage servicing rights provides a potential source of funds to meet liquidity requirements, especially in periods of rising interest rates when loan origination volume slows. Repurchase agreements also provide an alternative to the bank line of credit for mortgages held for sale. Future cash needs are highly dependent on future loan production and servicing results, which are influenced by changes in long-term interest rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The sensitivity analyses described above were applied to the Company's rate-sensitive assets, liabilities, commitments and the Company's on- and off-balance sheet financial instruments at September 30, 2000. The sensitivity analyses reflect that a sudden and sustained 50 basis point increase in rates would result in a negative variance to net income of approximately $14.0 million over a simulated 12-month period. A sudden and sustained 50 basis point decrease in rates would result in a positive variance to net income of approximately $10.0 million over a simulated 12-month period. Neither rate scenario reflected impairment of rate-sensitive assets. The sensitivity analyses are based on planned product volumes and margins and a number of assumptions, which are regularly updated to reflect the Company's latest views on the business and interest rate environments.

For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management Activities",
Note 12, "Disclosures About Fair Value of Financial Instruments" and Note 13, "Risk Management and Off-Balance Sheet Financial Instruments" in the Notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
HomeSide Lending, Inc.

We have audited the accompanying consolidated balance sheets of HomeSide Lending, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for the years ended September 30, 2000 and 1999 and the period from February 11, 1998 to September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HomeSide Lending, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the years ended September 30, 2000 and 1999 and the period from February 11, 1998 to September 30, 1998 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Jacksonville, Florida
October 20, 2000

                     HOMESIDE LENDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)

                                                                            SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                                                                            ------------------      ------------------
ASSETS
Cash and cash equivalents                                                    $         110,737       $         202,859
Mortgage loans held for sale, net                                                    1,441,216               1,292,562
Mortgage servicing rights, net                                                       4,464,312               3,488,957
Early pool buyout advances                                                             141,255                 335,059
Accounts receivable, net                                                               324,028                 255,759
Premises and equipment, net                                                             80,052                  67,900
Goodwill, net                                                                          597,228                 648,087
Other assets                                                                            93,414                  84,521
                                                                             -----------------       -----------------

Total Assets                                                                 $       7,252,242       $       6,375,704
                                                                             =================       =================

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued liabilities                                     $         581,361       $         660,514
Notes Payable                                                                        3,235,400               2,899,304
Long-term debt                                                                       1,757,813               1,184,384
Deferred income taxes, net                                                             310,672                 256,537
                                                                             -----------------       -----------------

Total Liabilities                                                            $       5,885,246       $       5,000,739
                                                                             -----------------       -----------------

Commitments and Contingencies

Stockholder's Equity:
  Common stock:
     Common stock, $1.00 par value, 100 shares authorized, issued and outstanding, all pledged as second priority collateral on the
         long-term debt of the Parent                                        $              --       $              --
  Additional paid-in capital                                                         1,342,541               1,342,541
  Retained earnings                                                                     24,455                  32,424
                                                                             -----------------       -----------------

Total Stockholder's Equity                                                           1,366,996               1,374,965
                                                                             -----------------       -----------------

Total Liabilities and Stockholder's Equity                                   $       7,252,242       $       6,375,704
                                                                             =================       =================

   The accompanying notes are an integral part of these financial statements.

                     HOMESIDE LENDING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)

                                                  FOR THE FISCAL               FOR THE FISCAL             FOR THE PERIOD FROM
                                                    YEAR ENDED                   YEAR ENDED              FEBRUARY 11, 1998 TO
                                                SEPTEMBER 30, 2000           SEPTEMBER 30, 1999           SEPTEMBER 30, 1998
                                              -----------------------      -----------------------      -----------------------
REVENUES:
Mortgage servicing fees                       $               732,164      $               609,522      $               315,510
Amortization of mortgage servicing rights                    (405,728)                    (409,929)                    (191,693)
                                              -----------------------      -----------------------      -----------------------
    Net servicing revenue                                     326,436                      199,593                      123,817

Interest income                                               121,951                      181,173                       99,749
Interest expense                                             (158,949)                    (122,481)                     (62,963)
                                              -----------------------      -----------------------      -----------------------
    Net interest (expense) revenue                            (36,998)                      58,692                       36,786

Net mortgage origination revenue                               68,475                      155,937                       79,179
Other income                                                    5,683                        5,844                       11,028
                                              -----------------------      -----------------------      -----------------------
    Total Revenues                                            363,596                      420,066                      250,810

EXPENSES:
Salaries and employee benefits                                112,634                      132,716                       73,983
Occupancy and equipment                                        31,980                       28,319                       13,107
Servicing losses on investor-owned loans
   and foreclosure-related expenses                            33,301                       31,749                       21,202
Goodwill amortization                                          35,044                       34,965                       22,283
Other expenses                                                 52,502                       60,939                       39,825
                                              -----------------------      -----------------------      -----------------------
    Total Expenses                                            265,461                      288,688                      170,400

Income before income taxes                                     98,135                      131,378                       80,410
Income tax expense                                             41,810                       62,833                       40,050
                                              -----------------------      -----------------------      -----------------------

Net Income                                    $                56,325      $                68,545      $                40,360
                                              =======================      =======================      =======================

   The accompanying notes are an integral part of these financial statements.

                     HOMESIDE LENDING, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                    (dollars in thousands, except share data)

                                                                            Additional
                                               Numbers         Common        Paid-in        Retained
                                              of Shares        Stock         Capital        Earnings         Total
                                            ---------------------------------------------------------------------------
Balance, February 11, 1998                       100          $    --       $1,341,857      $     --       $1,341,857
  Net Income                                                                                  40,360           40,360
  Dividends declared and paid to Parent                                                       (7,316)          (7,316)
                                            ---------------------------------------------------------------------------
Balance, September 30, 1998                      100          $    --       $1,341,857      $ 33,044       $1,374,901

Net income                                                                                    68,545           68,545
Dividends declared and paid to Parent                                                        (69,165)         (69,165)
Additional paid-in capital associated with
  acquisition by the National                                                      684                            684
                                            ---------------------------------------------------------------------------
Balance,  September 30, 1999                     100          $    --       $1,342,541      $ 32,424       $1,374,965

Net income                                                                                    56,325           56,325
Dividends declared and paid to Parent                                                        (64,294)         (64,294)
                                            ---------------------------------------------------------------------------
Balance,  September 30, 2000                     100          $    --       $1,342,541      $ 24,455       $1,366,996
                                            ===========================================================================

   The accompanying notes are an integral part of these financial statements.

                     HOMESIDE LENDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                               FOR THE FISCAL           FOR THE FISCAL         FOR THE PERIOD FROM
                                                                 YEAR ENDED               YEAR ENDED           FEBRUARY 11, 1998 TO
                                                             SEPTEMBER 30, 2000       SEPTEMBER 30, 1999       SEPTEMBER 30, 1998
                                                            ---------------------    ---------------------    ---------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                  $              56,325    $              68,545    $              40,360
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Amortization of mortgage servicing rights                               405,728                  409,929                  191,693
  Depreciation and amortization                                            50,064                   44,416                   24,595
  Servicing losses on investor-owned loans                                  8,721                    5,523                   10,314
  Change in deferred income tax liability                                  54,135                   63,906                   22,077
  Origination, purchase and sale of loans held
    for sale, net of repayments                                          (148,654)                 756,427                 (689,585)
  Change in accounts receivable                                           (78,345)                   5,473                  (11,694)
  Change in other assets and accounts payable and
    accrued liabilities                                                   180,026                  105,019                    4,276
                                                            ---------------------    ---------------------    ---------------------
    Net cash provided by (used in) operating activities                   528,000                1,459,238                 (407,964)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of premises and equipment, net                                   (24,594)                 (30,561)                 (20,067)
Acquisition of mortgage servicing rights                               (1,120,824)              (1,221,594)                (392,862)
Net (purchases of) proceeds from risk management contracts               (510,013)                (546,421)                 387,276
Early pool buyout reimbursements (advances)                               193,798                  424,520                 (385,580)
Acquisition of Banc One Mortgage servicing assets                              --                       --                 (201,000)
                                                            ---------------------    ---------------------    ---------------------
    Net cash used in investing activities                              (1,461,633)              (1,374,056)                (612,233)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net borrowings from (repayments to) banks                                 229,998               (1,240,498)                 624,044
Issuance of commercial paper, net of repayments                           336,097                1,163,903                       --
Issuance of medium term notes                                             885,000                       --                  410,000
Issuance of notes payable                                                      --                  230,000
Repayment of notes payable                                               (230,000)                      --                       --
Payment of debt issue costs                                                (4,991)                    (702)                  (3,264)
Repayment of long-term debt                                              (310,299)                    (869)                    (372)
Dividends paid to the Parent                                              (64,294)                 (69,165)                  (7,316)
                                                            ---------------------    ---------------------    ---------------------
    Net cash provided by financing activities                             841,511                   82,669                1,023,092

Net (decrease) increase in cash and cash equivalents                      (92,122)                 167,851                    2,895
Cash and cash equivalents at beginning of period                          202,859                   35,008                   32,113
                                                            ---------------------    ---------------------    ---------------------

Cash and cash equivalents at end of period                  $             110,737    $             202,859    $              35,008
                                                            =====================    =====================    =====================

Supplemental disclosure of cash flow information:
Interest paid                                                             133,139                  135,663                   56,581
Income taxes paid                                                             348                   18,847                    3,313
Income taxes refunded                                                      12,673                    4,192                        6

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

As discussed in Note 2, on February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of HomeSide, Inc., currently known as HomeSide International, Inc. (the "Parent"), and the Company adopted a fiscal year end of September 30 to conform to the fiscal year of the National. HomeSide, Inc. acquired BankBoston Mortgage Corporation, the mortgage banking subsidiary of BankBoston, N.A. on March 16, 1996, renamed it HomeSide Lending, Inc, and subsequently purchased the mortgage banking operations of Barnett Banks, Inc. Unless otherwise designated, the term "HomeSide" refers to the Company for the periods subsequent to February 10, 1998 and the term "HomeSide" or "HomeSide Predecessor" refers to the Company for the periods March 16, 1996 to February 28, 1997 and March 1, 1997 to February 10, 1998. The accompanying consolidated financial statements of HomeSide include the accounts of HomeSide and its subsidiaries, after elimination of all material intercompany balances and transactions. Amounts of acquired companies have been included from the date of acquisition. Certain reclassifications have been made to the financial statements for the period from February 11, 1998 to September 30, 1998, to conform to the presentation for the years ended September 30, 2000 and September 30, 1999.

HomeSide is a wholly-owned subsidiary of HomeSide International, Inc. (the "Parent") (see Note 2). The Parent has no operations and its only significant assets are its investments in HomeSide Lending and certain capitalized debt issue costs. The Parent has $130 million in outstanding long-term debt. All of the stock of HomeSide Lending is pledged as collateral on the debt of the Parent. The Parent is dependent upon dividends from HomeSide for the cash flow necessary to service the Parent's debt.

As discussed in Note 2, on March 6, 2000, HomeSide Holdings, Inc. ("HomeSide Holdings") was merged with and into HomeSide Lending, Inc. ("HomeSide" or the "Company"). Prior to the merger, HomeSide Holdings was a wholly-owned subsidiary of HomeSide International, Inc. (the "Parent"). The merger does not have a material effect on the financial statements of the Company. All prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of HomeSide Holdings.

The accompanying financial statements of HomeSide Lending, Inc. have been prepared for the fiscal years ended September 30, 2000 and September 30, 1999 and for the period from February 10, 1998 to September 30, 1998 to coincide with the acquisition of HomeSide by the National and the subsequent adoption of a September 30 fiscal year end.

2.   ORGANIZATION

On December 11, 1995, HomeSide, Inc. was formed by an investor group, consisting of Thomas H. Lee Company and Madison Dearborn Partners (collectively, the "Investors"), and signed a definitive stock purchase agreement with The First National Bank of Boston ("BankBoston") for the purpose of acquiring certain assets and liabilities of the mortgage banking business owned by BankBoston. BankBoston received cash and an ownership interest in HomeSide, Inc. The transaction closed on March 15, 1996 and HomeSide, Inc. began operations on March 16, 1996.

On May 31, 1996, Barnett Banks, Inc. ("Barnett") sold certain of its mortgage banking operations, primarily its servicing portfolio, mortgage servicing operations and proprietary mortgage banking software systems, to HomeSide, Inc. Barnett received cash and an ownership interest in HomeSide, Inc. From May 31, 1996 until the 1997 public offering of common stock, the Investors as a group, BankBoston and Barnett each owned approximately one-third of HomeSide, Inc. Following the public offering, the Investors as a group, BankBoston and Barnett owned in the aggregate approximately 79% of the outstanding common stock.

On February 10, 1998, National Australia Bank, Ltd. (the "National") acquired all outstanding shares of the common stock of the Parent. As consideration, the National paid $27.825 per share for all of the outstanding common stock and paid $17.7 million cash to retire all outstanding stock options. The total purchase price was approximately $1.2 billion. The National paid for the purchase with borrowed and available funds. The transaction was accounted for as a purchase. As a result, all assets and liabilities were recorded at their fair value on February 11, 1998, and the purchase price in excess of the fair value of net assets acquired of $719.6 million was recorded as goodwill. Goodwill from this transaction was reduced by $15.7 million in September 2000 (see Note 3). Following the transaction described above, the National now owns 100% of the Parent's common stock and the Parent has become an indirect wholly-owned subsidiary of the National. HomeSide also adopted a fiscal year end of September 30 to conform to the fiscal year of the National.

On March 6, 2000, HomeSide Holdings, Inc. ("HomeSide Holdings") was merged with and into HomeSide Lending, Inc. ("HomeSide" or the "Company"). Prior to the merger, HomeSide Holdings was a wholly-owned subsidiary of HomeSide International, Inc. (the "Parent"). Pursuant to the merger, (i) the Company succeeded to all of the assets of, and assumed all of the liabilities of, HomeSide Holdings, and (ii) the shares of capital stock of HomeSide Holdings issued and outstanding as of the date of the merger were canceled and exchanged for 10,000 shares of common stock of the Company which were issued to the Parent. In order to facilitate the exchange of shares required by the merger, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock to 10,100. Thereafter, the Company amended and restated its Articles of Incorporation to reduce the number of authorized, issued and outstanding shares of capital stock to 100 shares of common stock, par value $1.00. The merger does not have a material effect on the financial statements of the Company.

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

Options on U.S. Treasury bond and note futures, U.S. Treasury bond and note futures, Eurodollar futures, options on Eurodollar futures, mortgage pass-throughs, options on mortgage pass-throughs, and interest rate swaps, caps and swaptions are used by HomeSide to manage interest rate risk. When purchased, the risk management instruments are designated to a specific strata of mortgage servicing rights. The risk management instrument contracts are marked-to-market and changes in market value are included as adjustments to the basis of the related mortgage servicing right asset being hedged. Correlation between changes in the risk management contracts and changes in the value of HomeSide's mortgage servicing rights is assessed on a quarterly basis to ensure that high correlation is maintained over the term of the hedging program. If management's ongoing assessment of correlation indicates that high correlation is not being achieved, the Company will discontinue the application of hedge accounting and recognize a gain or loss to the extent the hedge results have not been offset by changes in value of the hedged asset during the hedge period.

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

Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing revenue. Mortgage servicing rights along with deferred hedge gains and losses are evaluated for impairment by comparing the carrying amount of the servicing rights to their fair value. Fair value is estimated based on the market prices of similar mortgage servicing assets and on discounted future net cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. For purposes of measuring impairment, the mortgage servicing rights are stratified by the predominant risk characteristics which include product types of the underlying loans and interest rates of mortgage notes. Impairment, if any, is recognized through a valuation reserve for each impaired stratum and is included in amortization of mortgage servicing rights. At September 30, 2000 and September 30, 1999, book value approximated fair value and there was no impairment.

Cash

Cash and cash equivalents include cash and due from banks, interest-bearing deposits and margin deposits with an original maturity of three months or less. Margin deposits associated with the risk management program for mortgage servicing rights and interest rate swaps for debt instruments are maintained with brokers in accordance with the requirements of International Swap Deal Agreements. At September 30, 2000 and September 30, 1999, margin deposits amounted to approximately $84.0 million and $179.5 million, respectively.

Accounts receivable

Accounts receivable includes advances, consisting primarily of payments for property taxes and insurance premiums, accrued servicing fees, as well as principal and interest remitted to investors before they are collected from mortgagors, made in connection with loan servicing activities. Accounts receivable also includes interest receivable on loans held for sale and on margin account balances, loans purchased from mortgage-backed securities serviced by HomeSide for others and mortgage claims filed primarily with the Federal Housing Authority ("FHA") and the Veterans Administration ("VA").

Early pool buyout advances and sales

Early pool buyout advances consist of delinquent government loans in process of foreclosure that have been purchased from pools. The program reduces the unreimbursed interest expense that HomeSide incurs. The funding of the purchases of these delinquent loans for the early pool buyout program is recorded as interest expense. Interest income earned from the guarantor agency during the foreclosure process is accrued to match the funding expense incurred. Scheduled interest payments made to the investor before the loans were purchased from the pool are recorded as early pool buyout advances with a reserve for advances which are estimated as being uncollectible.

On November 30, 1998, HomeSide formed a wholly-owned subsidiary, HomeSide Funding Corporation ("HomeSide Funding"), whose sole purpose is to acquire delinquent loans from HomeSide's servicing portfolio that are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. The purchases are funded through sales to a trust.

In December 1998, HomeSide Lending entered into a Pooling and Servicing Agreement with Banc One Trust Company, N.A., as Trustee, and HomeSide Funding, as Transferor, pursuant to which approximately $487 million of delinquent mortgage loans were sold to HomeSide Funding during the fiscal year ended September 30, 1999. Subsequently, these loans were sold to the HomeSide Mortgage Loan Buyout Trust 1998-A. Approximately $112 million of delinquent loans were sold to HomeSide Funding during the fiscal year ended September 30, 2000. At September 30, 2000, HomeSide held a residual interest in loans sold to HomeSide Funding in the amount of $29.4 million, which approximated fair value. Fair value is estimated based on discounted future net cash flows considering market default and prepayment estimates, historical default and prepayment rates, portfolio characteristics, and other economic factors.

Premises and equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range up to thirty years. Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the term of the lease.

Long-lived assets are evaluated regularly for other-than-temporary impairment. If circumstances suggest that their value may be impaired, an assessment of recoverability is performed prior to any write-down of the asset.

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

Goodwill

Goodwill, representing the excess of the purchase consideration over the fair value of the identifiable net assets acquired on the date of acquisition, is recognized as an asset. Goodwill is amortized from the date of acquisition by systematic charges on a straight-line basis against income over the period in which the benefits are expected to arise, but not exceeding 20 years. Accumulated goodwill amortization was $92.6 million at September 30, 2000 and $57.4 million at September 30, 1999, respectively. In September 2000, goodwill was reduced by $15.7 million due to a liability, established as a result of the merger, deemed no longer necessary. In fiscal year 1999, goodwill was increased by $3.3 million as a result of an adjustment to the purchase price by the National to include related acquisition costs. The carrying value of goodwill is reviewed at least annually and assessed for recoverability based on future undiscounted cash flows from operations. If the carrying value of goodwill exceeds the value of the expected future benefits, the difference is charged against income.

An analysis of goodwill, net is as follows (in thousands):

                               SEPTEMBER 30, 2000       SEPTEMBER 30, 1999
                               ------------------       ------------------
Beginning balance                   $648,087                 $679,855
Amortization *                       (35,187)                 (35,107)
Goodwill adjustment                  (15,672)                   3,339
                               -------------------------------------------
Ending balance                      $597,228                 $648,087
                               ===========================================

* For fiscal year 2000 and 1999, goodwill amortization included amortization of $35.0 million from the acquisition of HomeSide by the National and $0.1 million from the acquisition of Loan America.

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

Servicing losses on investor-owned loans and foreclosure-related expenses

HomeSide records losses attributable to servicing FHA and VA loans for investors. These amounts include actual losses for final disposition of loans, foreclosure-related expenses, accrued interest for which payment is uncollectible and estimates for potential losses based on HomeSide's experience as a servicer of government loans.

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

New accounting standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an Amendment of SFAS 133." SFAS 133, as amended, standardizes the accounting for derivative instruments and hedging activities by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. If certain conditions are met, a derivative instrument may be specifically designated as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, (b) a hedge of the exposure to variability in the cash flows of a recognized asset, liability or forecasted transaction or (c) a hedge of certain foreign currency exposures. SFAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000.

The Company adopted SFAS 133 effective October 1, 2000 and recognized a cumulative-effect transition adjustment of approximately $1.4 million to increase pre-tax net income for the effect of the change in the accounting principle. Additionally, the Company recognized a cumulative-effect transition adjustment to reduce accumulated other comprehensive income (OCI) by $14.4 million, effective October 1, 2000. The transition adjustment to OCI represents unrealized losses on derivative instruments that qualify as cash flow hedges of forecasted loan transactions. Cumulative gains in future cash flows associated with forecasted loan transactions are expected to offset the aforementioned unrealized losses included in OCI. Pursuant to SFAS 133, the balance in OCI will be reclassified into earnings when the hedged forecasted transaction affects earnings.

Pursuant to SFAS 133, hedge ineffectiveness will be recognized in current period earnings based on the extent to which changes in the value of designated hedge instruments do not perfectly offset changes in the value of hedged items. Accordingly, a level of earnings volatility can be expected which could be material to future results of operations. The extent of hedge ineffectiveness is influenced by a number of factors including future interest rate volatility, hedge performance and correlation.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") which replaces Statement No. 125. This statement revises the standards of accounting for securitizations and other transfers of financial assets and collateral along with requiring certain disclosures. This statement is effective for the transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Management does not expect the requirements of this standard to have a significant impact on the financial statements.

4.   ACQUISITIONS AND STRATEGIC ALLIANCES

Strategic Alliance with Cendant Mortgage Corporation

On June 15, 1999, HomeSide announced that it had formed a strategic alliance with Cendant Mortgage Corporation. Cendant Mortgage had agreed to sell the servicing rights of up to $7.0 billion in mortgage loans annually to HomeSide over a five year period. For the year ended September 30, 1999, HomeSide purchased the rights to service $8.8 billion of Cendant Mortgage's portfolio, representing approximately 78,000 loans. On March 31, 2000, HomeSide and Cendant Mortgage entered into a replacement agreement. Cendant Mortgage has agreed to sell the servicing rights of up to $9.0 billion in mortgage loans annually but, no less than an amount based on their quarterly flow volume. The replacement agreement expires March 31, 2004. For the year ended September 30, 2000, HomeSide has purchased the rights to service $2.3 billion of Cendant Mortgage's portfolio, representing approximately 19,150 loans.

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

Acquisition of Banc One Mortgage Corporation Servicing Assets

On April 1, 1998, HomeSide entered into an agreement with Banc One Mortgage Corporation to acquire the mortgage servicing assets of Banc One. HomeSide and Banc One have also entered into a Preferred Partner agreement, whereby Banc One will sell a significant portion of its residential mortgage loan production to HomeSide over five years on a whole loan basis. The total purchase consideration for the mortgage servicing assets was $201.0 million cash. The mortgage servicing rights acquired relate to mortgage servicing loans of $16.6 billion. The transaction closed on June 5, 1998 and was accounted for as a purchase. The excess of the aggregate purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over 20 years.

The unaudited condensed pro forma statement of income for the period from February 11, 1998 to September 30, 1998 and the HomeSide, Inc. period from March 1, 1997 to February 10, 1998, assuming the mortgage servicing assets of Banc One had been acquired as of the beginning of the period is as follows (in millions):

                                             PRO FORMA FOR THE PERIOD FROM       PRO FORMA FOR THE PERIOD
                                            FEBRUARY 11, 1998 TO SEPTEMBER         FROM MARCH 1, 1997 TO
                                                       30, 1998                      FEBRUARY 10, 1998
                                            --------------------------------   ------------------------------
Net servicing revenue                                $  129.5                          $  202.6
Net interest  revenue                                    29.5                               1.2
Net mortgage origination revenue                         81.1                              90.1
Other income                                             11.0                               1.7
                                             ------------------------------    ------------------------------
        Total revenues                                  251.1                             295.6
Expenses                                               (174.7)                           (162.1)
                                             ------------------------------    ------------------------------
Income before income taxes                               76.4                             133.5
Income tax expense                                      (38.7)                            (52.1)
                                             ------------------------------    ------------------------------
 Net income                                          $   37.7                          $   81.4
                                             ==============================    ==============================

The purchase accounting adjustments in the above pro forma statements of operations are based on the actual purchase price and the amount of assets and liabilities actually acquired. No adjustments have been made for restructuring costs that might have been incurred or for cost efficiencies that might have been realized during the period presented. Accordingly, these pro forma results are not indicative of future results.

Strategic Alliance with People's Bank

On November 23, 1998, HomeSide agreed to purchase or sub-service approximately $5 billion in mortgage servicing from People's Bank, the largest mortgage lender in Connecticut. People's Bank also became a Preferred Partner, committing to sell a significant portion of the residential mortgage loans it originates to HomeSide for five years.

Acquisition of Loan America's Mortgage Loan Network

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

5.   MORTGAGE SERVICING RIGHTS

An analysis of mortgage servicing rights is as follows (in thousands):

                                SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
                               --------------------------------------------
Beginning balance                    $3,488,957             $1,779,180
Additions                             1,120,824              1,221,594
Net deferred hedge loss                 260,259                898,112
Amortization                           (405,728)              (409,929)
                               --------------------------------------------
Ending balance                       $4,464,312             $3,488,957
                               ============================================

6.   PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

                                                   SEPTEMBER 30, 2000       SEPTEMBER 30, 1999
                                                  ---------------------------------------------
Land                                                      $  3,451                $   3,451
Buildings and building improvements                          9,969                    9,932
Furniture and equipment                                     37,475                   32,922
Software                                                    41,761                   22,708
Leasehold improvements                                      10,889                   10,375
                                                  ---------------------------------------------
                                                           103,545                   79,388
Accumulated depreciation and amortization                  (23,493)                 (11,488)
                                                  ---------------------------------------------
Ending balance                                            $ 80,052                $  67,900
                                                  =============================================

As discussed in Note 19, on October 2, 2000, HomeSide entered into a sale-leaseback transaction for its facility in San Antonio, Texas. The sale included land, building, and building improvements with the sales price exceeding the property's carrying value.

7.   RESERVE FOR ESTIMATED SERVICING LOSSES ON INVESTOR-OWNED LOANS

An analysis of the reserve for estimated servicing losses on investor-owned loans is as follows (in thousands):

                                                             FOR THE FISCAL         FOR THE FISCAL
                                                                YEAR ENDED             YEAR ENDED
                                                            SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
                                                           ------------------------------------------
Beginning balance                                               $    16,650             $  21,650
Provision for servicing losses on investor-owned loans                8,721                 5,523
Charge-offs                                                         (10,038)              (11,040)
Recoveries                                                            1,317                   517
                                                           ------------------------------------------
Ending balance                                                  $    16,650             $  16,650
                                                           ==========================================

8.   NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                               WEIGHTED AVERAGE INTEREST RATE
                                                                          -----------------------------------------
                                                    TOTAL OUTSTANDING       AT PERIOD END       DURING THE PERIOD
                                                 -----------------------  -----------------------------------------
Commercial Paper                                            $ 1,500,000        6.63%                 6.16%
National Australia Bank Unsecured Facility                    1,735,400        6.70%                 6.25%
                                                 -----------------------
  Total, September 30, 2000                                 $ 3,235,400        6.67%                 6.21%
                                                 =======================


Floating Rate Notes                                         $   230,000        5.67%                 5.67%
Commercial Paper                                              1,163,903        5.57%                 5.12%
National Australia Bank Unsecured Facility                    1,505,401        5.46%                 5.22%
                                                 -----------------------
  Total, September 30, 1999                                 $ 2,899,304        5.52%                 5.20%
                                                 =======================

On October 21, 1998, HomeSide Lending, Inc. established a $1.5 billion commercial paper program. The program is supported by an independent syndicate of banks under a $2.0 billion credit facility. The outstanding commercial paper reduces available borrowings under the credit facility. At September 30, 2000 and September 30, 1999, the primary use of the credit facility was to provide liquidity back-up for HomeSide's $1.5 billion commercial paper program and there were no amounts outstanding under the credit line. On

October 16, 2000, HomeSide entered into a replacement agreement with a $1.5 billion credit facility which, at the request of HomeSide, may be increased to $2.5 billion. On October 15, 2002, the line of credit will terminate (see Note
19). Borrowings under the bank line of credit bear interest at rates per annum, based on, at HomeSide's option (A) the highest of (i) the lead bank's prime rate, (ii) the secondary market rate of certificates of deposit plus 100 basis points and (iii) the federal funds rate in effect from time to time plus 0.35% or (B) various rates based on federal fund rates. The credit agreement contains covenants that impose limitations and restrictions on HomeSide, including requirements to maintain certain net worth and ratio requirements. HomeSide is in compliance with all requirements included in the credit agreement.

On June 23, 1998, HomeSide entered into an agreement for an unsecured revolving credit facility with the National. The facility was renewed on June 21, 2000 and June 22, 1999. Under the credit facility, HomeSide can borrow up to $2.5 billion, subject to limits imposed by regulatory authorities. As of September 30, 2000, the National's limit to lend funds to HomeSide, a non-bank affiliate, was approximately $2.0 billion. Borrowings under the credit facility may be overnight or for periods of 7, 30, 60 or 90 days. For overnight borrowings, the interest rate is determined by the National at the time of the borrowing. For LIBOR - based borrowings, the interest rate is charged at the corresponding LIBOR rate.

On August 16, 1999, HomeSide issued $230.0 million in floating rate notes (the "Floating Rate Notes") due August 16, 2000. Interest was paid quarterly in arrears on November 16, February 16, May 16, and August 16. The Floating Rate Notes were unsecured obligations of HomeSide and ranked equally with all other unsecured and unsubordinated indebtedness of HomeSide. The per annum interest rate on the Floating Rate Notes was equal to the three-month LIBOR, reset quarterly, plus twenty basis points, or 0.20%. The Floating Rate Notes were paid in full on August 16, 2000.

9.   LONG-TERM DEBT

Long-term debt, including the fair value adjustments resulting from the merger with the National, consists of the following (in thousands):

                                SEPTEMBER 30, 2000       SEPTEMBER 30, 1999
                              -----------------------  ----------------------
Medium-term notes                    $   1,735,281            $   1,160,955
Mortgage note payable                       22,532                   23,429
                              -----------------------  ----------------------
  Total                              $   1,757,813            $   1,184,384
                              =======================  ======================

Medium-term notes

As of September 30, 2000, the outstanding medium-term notes issued by HomeSide Lending under its shelf registration statement were as follows (in thousands):

    ISSUE DATE         OUTSTANDING BALANCE     COUPON RATE      MATURITY DATE
    ----------         -------------------     -----------      -------------
June 30, 1997            $   200,000              6.88%         June 30, 2002
June 30, 1997                 40,000              6.82%         July 2, 2001
July 1, 1997                  15,000              6.86%         July 2, 2001
July 31, 1997                200,000              6.75%         August 1, 2004
September 15, 1997            45,000              6.77%         September 17, 2001
April 23, 1998               125,000              5.79% *       April, 24, 2001
May 22, 1998                 225,000              6.20%         May 15, 2003
June 9, 2000                 215,000              7.07% *       June 10, 2002
June 9, 2000                 200,000              6.89% *       April 9, 2002
June 9, 2000                  85,000              7.07% *       June 10, 2002
August 1, 2000                75,000              6.97% *       August 1, 2002
September 14, 2000            75,000              6.79% *       September 16, 2002
September 14, 2000            60,000              6.94% *       September 15, 2003
September 14, 2000            25,000              7.00%         September 16, 2002
September 15, 2000           100,000              6.79% *       September 16, 2002
September 15, 2000            50,000              6.86% *       September 16, 2002
                       -------------------
  Total                   $1,735,000
                       ===================

* Represents initial interest rate for floating rate note

As of September 30, 2000, the outstanding, fixed rate medium-term notes of $750.0 million had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rates on medium-term borrowings issued for the years ended September 30, 2000 and September 30, 1999 and for the period from February 11, 1998 to September 30, 1998 including the effect of the interest rate swap agreements, were 6.60%, 6.47%, and 6.00%, respectively. Net proceeds from the issuances were primarily used to reduce the amounts outstanding under the bank credit agreement and to fund acquisition of the servicing rights. As discussed in Note 19, on December 4, 2000, HomeSide issued additional medium term notes in the amount of $250 million which will mature on December 4, 2002.

11.25% Notes of Parent

On May 14, 1996, HomeSide issued $200.0 million of 11.25% notes (the "Parent Notes") maturing on May 15, 2003, and paying interest semiannually in arrears on May 15 and November 15 of each year. The Parent Notes are redeemable at the option of HomeSide, in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption prices. The indenture contains covenants that impose limitations and restrictions, including requirements to maintain certain net worth and ratio requirements. In addition, the Parent Notes are secured by a second priority pledge of the common stock of HomeSide Lending. HomeSide is in compliance with all net worth and ratio requirements included in the indenture relating to the Parent Notes. HomeSide used a portion of the proceeds from its February 5, 1997 offering of common stock to pre-pay $70.0 million of the Parent Notes at a premium of $7.9 million. The amount outstanding at September 30, 2000 and 1999 was $130.0 million.

Mortgage note payable

In connection with the acquisition of BancBoston Mortgage Corporation, HomeSide assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.5%. HomeSide's main office building is pledged as collateral for the mortgage note payable.

Principal payments due on long-term debt

Principal payments due on long-term debt at September 30, 2000 are as follows (in thousands):

     FISCAL YEAR
     -----------
     2001                                             $    225,329
     2002                                                1,025,362
     2003                                                  285,398
     2004                                                  200,437
     2005                                                      481
     Thereafter                                             10,608
     Unamortized purchase accounting premium                10,198
                                                     ------------------
       Total                                          $  1,757,813
                                                     ==================

10.  INCOME TAXES

The Company files a consolidated federal income tax return. All companies included in the consolidated federal income tax return are jointly and severally liable for any tax assessments based on such consolidated return.

Components of the provision for income taxes were as follows (in thousands):

                                           FOR THE FISCAL             FOR THE FISCAL           FOR THE PERIOD FROM
                                             YEAR ENDED                 YEAR ENDED            FEBRUARY 11, 1998 TO
                                         SEPTEMBER 30, 2000         SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                     -------------------------- -------------------------- --------------------------
       Current:
            Federal                                   $      -                   $      -                   $ 17,432
            State                                            -                          -                      1,992
                                     -------------------------- -------------------------- --------------------------
                                                             -                          -                     19,424
       Deferred
            Federal                                     45,676                     56,021                     14,662
            State                                       (3,866)                     6,812                      5,964
                                     -------------------------- -------------------------- --------------------------
                                                        41,810                     62,833                     20,626
                                     -------------------------- -------------------------- --------------------------

       Total                                          $ 41,810                   $ 62,833                   $ 40,050
                                     ========================== ========================== ==========================

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of income.

                                                 FOR THE FISCAL               FOR THE FISCAL            FOR THE PERIOD FROM
                                                   YEAR ENDED                   YEAR ENDED             FEBRUARY 11, 1998 TO
                                               SEPTEMBER 30, 2000           SEPTEMBER 30, 1999          SEPTEMBER 30, 1998
                                              --------------------         --------------------        --------------------
Statutory federal income tax rate                     35.0%                        35.0%                       35.0%
State income and franchise taxes,
       net of federal tax effect                       1.5%                         3.0%                        4.0%
Goodwill                                              11.2%                         9.8%                       10.8%
Reduction in state accrual rate                       (5.1)%                         --                          --
                                              --------------------         --------------------        --------------------
      Effective income tax rate                       42.6%                        47.8%                       49.8%
                                              ====================         ====================        ====================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                    SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                                                   ---------------------- ----------------------
Deferred tax assets:
   Net operating loss carryforwards                            $ 222,113              $ 128,836
   Alternative minimum tax credit carry forward                    4,001                  2,494
   Loss reserves                                                       -                 42,106
   Purchase Accounting Adjustment                                 35,928                 37,404
   Other assets                                                   22,272                 12,590
                                                   ---------------------- ----------------------
      Total gross deferred tax assets                          $ 284,314              $ 223,430
                                                   ---------------------- ----------------------

Deferred tax liabilities:
   Mortgage servicing fees                                     $ 434,727              $ 354,728
   Hedge activities                                              102,589                 85,822
   Loss reserves                                                   8,123                      -
   Other liabilities                                              49,547                 39,417
                                                   ---------------------- ----------------------
      Total gross deferred tax liabilities                       594,986                479,967
                                                   ---------------------- ----------------------

        Net deferred tax liability                             $ 310,672              $ 256,537
                                                   ====================== ======================

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. No valuation allowance was recorded at September 30, 2000 or September 30, 1999. The Company has consolidated tax net operating loss carryforwards at September 30, 2000. These carryforwards expire in the years 2012 to 2020.

11.  LEASE COMMITMENTS

HomeSide leases office facilities and equipment under noncancelable leases that include renewal options and escalation clauses which extend into 2010. Rental expense for leases of office facilities and equipment was $9.8 million, $8.8 million and $4.0 million for the years ended September 30, 2000 and September 30, 1999 and the period from February 11, 1998 to September 30, 1998, respectively. HomeSide's minimum future lease commitments are as follows (in thousands):

FISCAL YEAR
-----------
2001                              $   6,962
2002                                  6,533
2003                                  6,455
2004                                  5,205
2005                                  4,441
Thereafter                           17,445
                                --------------
     Total                        $  47,041
                                ==============

As discussed in Note 20, on October 2, 2000, HomeSide entered into a sale-leaseback transaction for its facility in San Antonio, Texas. The sale included land, building, and building improvements with the sales price exceeding the property's carrying value

12.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Accounts receivable, early pool buyout advances, accounts payable and accrued liabilities
Carrying amounts are considered to approximate fair value.

Risk management contracts
Fair values are estimated based on actual market quotes, option models, or discounted cash flow valuation models. The carrying amount relating to these contracts is included in accounts payable and accrued liabilities as of September 30, 2000 and September 30, 1999.

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

Options on mortgage-backed securities, Eurodollar futures and U.S. Treasury bond and note futures
The fair values of options are estimated based on actual market quotes.

Interest rate swaps
The fair values of interest rate swaps are based on discounted cash flow valuation models and are periodically validated against dealer quotes.

FAIR VALUE
The fair values of the Company's financial instruments are as follows (in thousands):

                                                             SEPTEMBER 30, 2000               SEPTEMBER 30, 1999
                                                       -------------------------------------------------------------
                                                       CARRYING AMOUNT    FAIR VALUE    CARRYING AMOUNT   FAIR VALUE
                                                       -------------------------------------------------------------
ASSETS
Cash and cash equivalents                                  $  110,737     $  110,737      $  202,859     $  202,859
Mortgage loans held for sale                                1,441,216      1,449,449       1,292,562      1,296,426
Accounts receivable                                           324,028        324,028         255,759        255,759
Early pool buyout advances                                    141,255        141,255         335,059        335,059

LIABILITIES
Notes payable                                               3,235,400      3,235,400       2,899,304      2,899,304
Long-term debt                                              1,757,813      1,757,960       1,184,384      1,177,556
Accounts payable and accrued liabilities                      536,586        536,586         375,978        375,978
Risk management contracts for
    mortgage servicing rights                                  44,568         44,568         290,464        290,464
Risk management contracts for                                      --             --
    early pool buyout advances                                    207            207

OFF-BALANCE SHEET(1)
Commitments to originate mortgage loans                            --          6,974              --          2,939
Mandatory forward contracts to sell mortgages                      --        (15,324)             --         (8,370)
Options on mortgage-backed  securities                            832            104           4,747          3,722
Options on U.S treasury bond futures                               36             30              56             54
Interest rate swaps on debt instruments                            --           (147)             --          6,827

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

These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates. Further, the fair value estimates were calculated as of September 30, 2000 and September 30, 1999. Subsequent changes in market interest rates and prepayment assumptions could significantly change the fair value.

13.  RISK MANAGEMENT AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

As discussed in Note 3, HomeSide utilizes risk management financial instruments to manage interest rate risk related to the value of its mortgage servicing rights. A summary of HomeSide's positions in risk management financial instruments at September 30, 2000 and September 30, 1999 is included below.

The fair value of HomeSide's risk management contracts on Treasury options, mortgage pass-throughs, options on mortgage pass-throughs, Eurodollar futures, and options on Eurodollar futures is based on quoted market prices of the underlying instruments at September 30, 2000 and September 30, 1999. The notional amounts represent the par value of the underlying U.S. Treasury bonds or notes and mortgages, as applicable. However, the notional amounts are not recognized in the balance sheet and should not be considered as a measure of credit risk or future cash requirements.

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

The risk associated with these instruments is the exposure to current and expected market movements in interest rates and the ability of the counterparties to meet the terms of the contracts. The options, futures, mortgage pass-throughs and swaption contracts generally require future performance on the part of the counterparty upon exercise of the option contract by HomeSide. The swap contracts require regular cash payments between HomeSide and the counterparties for the term of the contract.

HomeSide is exposed to credit loss in the event of nonperformance by the counterparties to the various instruments. HomeSide controls credit and market risk associated with interest rate products by establishing and monitoring limits with counterparties as to the types and degree of risks that may be undertaken. HomeSide's exposure to credit risk in the event of default by the counterparties for the risk management option contracts on mortgage servicing rights was $31.5 million at September 30, 2000 and $30.1 million at September 30, 1999.

The amount of credit risk associated with risk management interest rate swaps, interest rate swaps with caps, and interest rate swaptions related to mortgage servicing rights if all counterparties failed completely was approximately $118.1 million at September 30, 2000 and $0.1 million at September 30, 1999.

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

HomeSide regularly enters into commitments to originate and purchase mortgage loans at a future date subject to compliance with stated conditions. Commitments to originate mortgage loans have off-balance sheet risk to the extent HomeSide does not have matching commitments to sell loans, which exposes HomeSide to lower of cost or market valuation adjustments in a rising interest rate environment. Additionally, the extension of a commitment, which is subject to HomeSide's credit review and approval policies, gives rise to credit exposure when certain borrowing conditions are met and the loan is made. Until such time, it represents only potential exposure. The obligation to lend may be voided if the customer's financial condition deteriorates or if the customer fails to meet certain conditions. Commitments to originate mortgage loans do not necessarily reflect future cash requirements since some of the commitments will not be drawn upon before expiration. Commitments to originate mortgage loans totaled $1.7 billion at September 30, 2000 and September 30, 1999.

HomeSide's exposure to credit risk in the event of default by the counterparty for mandatory forward commitments to sell mortgage loans and related options is the difference between the contract price and the current market price, offset by any available margins retained by HomeSide or an independent clearing agent, which was approximately $0 at September 30, 2000 and totaled $0.1 million at September 30, 1999.

As discussed in Note 3, HomeSide utilizes risk management financial instruments to manage interest rate risk related to the value of its early pool buyout advances. There was no credit risk associated with these instruments (options on Eurodollar futures) at September 30, 2000.

The amount of credit risk as of September 30, 2000 and September 30, 1999, if all counterparties failed completely and if the margins, if any, retained by HomeSide or an independent clearing agent were to become unavailable, was approximately $149.6 million and $30.3 million, respectively, for all risk management instruments related to mortgage servicing rights, early pool buyout advances and the origination and selling of mortgage loans.

The amounts of credit risk associated with interest rate swaps related to debt instruments at September 30, 2000 and September 30, 1999 were approximately $1.7 million and $6.8 million, respectively.

The following is a summary of HomeSide's notional amounts and fair values of interest rate products (in thousands):

                                                                  September 30, 2000                   September 30, 1999
                                                          ---------------------------------------------------------------------
                                                             Notional                             Notional
                                                              Amount       Fair Value (1)          Amount        Fair Value (1)
                                                          ---------------------------------------------------------------------
Purchased commitments to sell mortgage loans:
   Mandatory forward contracts                            $   2,468,602     $     (15,324)     $   1,942,890     $      (8,370)
   Options on mortgage-backed securities                        507,000               104            640,000             3,722
   Options on U.S. treasury bond futures                         30,000                30             30,000                54
Risk management contracts on mortgage servicing rights:
   Options on U.S. treasury bond futures                             --                --          3,552,400            29,206
   Options on mortgage pass-throughs                          1,200,000               739                 --                --
   Over the counter options on U.S. treasury
         bond/notes                                             900,000              (189)         1,450,000            27,301
   Options on Eurodollar futures                                     --                --          4,000,000             2,844
   Mortgage pass-throughs                                     4,435,000            27,707                 --                --
   Interest rate swaps and
      interest rate swaps with caps                          18,675,000          (206,150)        16,150,000          (384,029)
   Interest rate swaptions                                   22,347,500           133,325          9,450,000            34,214
Risk management contracts on early pool buyout
   advances:

   Eurodollar futures                                           175,000              (207)                --                --
   Interest rate swaps on debt instruments                      750,000              (147)           950,000             6,827

(1) Parentheses denote liability. Fair value represents the amount at which a given instrument could be exchanged in an arms length transaction with a third party as of the balance sheet date. See also Note 12 regarding fair value disclosures of financial instruments.

Mortgage loans sold with recourse

HomeSide sells mortgage loans with recourse to various investors and retains the servicing rights and responsibility for credit losses on these loans. The total outstanding balance of loans sold with recourse does not necessarily represent future cash outflows. The total outstanding principal balance of loans sold with recourse was $25.5 million and $21.6 million at September 30, 2000 and September 30, 1999, respectively.

Servicing commitment to investors

HomeSide is required to submit to certain investors, primarily Ginnie Mae, guaranteed principal and interest payments from the underlying mortgage loans regardless of actual collections.

Purchase mortgage servicing rights commitments

HomeSide routinely enters into commitments to purchase mortgage servicing rights associated with mortgages originated by third parties, subject to compliance with stated conditions. These commitments to purchase mortgage servicing rights correspond to mortgage loans having an aggregate loan principal balance of approximately $2.7 billion and $3.0 billion at September 30, 2000 and September 30, 1999, respectively.

Geographical concentration of credit risk

HomeSide is engaged in business nationwide and has no material concentration of credit risk in any geographic region.

14.  STOCKHOLDER'S EQUITY

On April 3, 2000 and October 20, 1999 the Company paid dividends to the Parent in the amounts of $31.3 million and $31.3 million, respectively. On September 30, 2000 the Company paid dividends to the Parent in the amount of $1.6 million.

15.  CONTINGENCIES

HomeSide, along with its subsidiaries, is a defendant in a number of legal proceedings arising in the normal course of business. HomeSide, in management's estimation, has recorded adequate reserves in the financial statements for pending litigation. Management, after reviewing all actions and proceedings pending against or involving HomeSide, considers that the aggregate liabilities or loss, if any, resulting from the final outcome of these proceedings will not have a material effect on the financial position, results of operations or liquidity of HomeSide.

16.  EMPLOYEE BENEFITS

HomeSide offers a 401(k) defined contribution benefit plan in which employees may contribute a portion of their compensation. Substantially all employees are eligible for participation in the plan. The Company matches 100% of amounts contributed up to 4% of an employee's compensation. Further, the Company may contribute additional amounts at its discretion. Total expense related to the benefit plan was approximately $5.5 million, $5.2 million and $4.1 million for the fiscal years ended September 30, 2000 and September 30, 1999 and the period from February 11, 1998 to September 30, 1998, respectively.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands)                            For the Three        For the Three      For the Three        For the Three
                                           Months Ended         Months Ended       Months Ended        Months Ended
                                        September 30, 2000     June 30, 2000      March 31, 2000     December 31, 1999
                                        ------------------     -------------      --------------     -----------------
Revenue                                  $        88,553     $        84,854     $        95,633     $        94,556
Expenses                                          70,813              66,737              59,053              68,858
Provision for income taxes                         9,672               9,811              16,549               5,778
                                        -----------------------------------------------------------------------------
Net income                               $         8,068     $         8,306     $        20,031     $        19,920
                                        =============================================================================


(in thousands)                            For the Three        For the Three      For the Three        For the Three
                                           Months Ended         Months Ended       Months Ended        Months Ended
                                        September 30, 1999     June 30, 1999      March 31, 1999     December 31, 1998
                                        ------------------     -------------      --------------     -----------------
Revenue                                  $        99,256     $       106,329     $       107,629     $       106,852
Expenses                                          64,147              74,572              74,058              75,911
Provision for income taxes                        15,606              15,260              15,463              16,504
                                         ---------------------------------------------------------------------------
Net income                               $        19,503     $        16,497     $        17,067     $        15,478
                                         ===========================================================================


(in thousands)                            For the Three        For the Three    For the Period From
                                           Months Ended        Months Ended     February 11, 1998 to
                                       September 30, 1998      June 30, 1998       March 31, 1998
                                       ------------------      -------------    --------------------
Revenue                                  $       104,605     $        99,850     $        46,355
Expenses                                          71,509              66,977              31,914
Provision for income taxes                        16,303              16,216               7,531
                                         -------------------------------------------------------
Net income                               $        16,793     $        16,657     $         6,910
                                         =======================================================

18.  OTHER RELATED PARTY TRANSACTIONS

On June 23, 1998, HomeSide entered into an agreement for an unsecured revolving credit facility with the National. The facility was renewed on June 21, 2000 and June 22, 1999. Under the credit facility, HomeSide can borrow up to $2.5 billion, subject to limits imposed by regulatory authorities. As of September 30, 2000, the National's limit to lend funds to HomeSide, a non-bank affiliate, was approximately $2.0 billion. Borrowings under the credit facility may be overnight or for periods of 7, 30, 60 or 90 days. For overnight borrowings, the interest rate is determined by the National at the time of the borrowing. For LIBOR - based borrowings, the interest rate is charged at the corresponding LIBOR rate.

HomeSide earned management fees charged to affiliate companies of approximately $2.5 million for the fiscal year ended September 30, 2000, $0.5 million for the fiscal year ended September 30, 1999 and $0 for the period from February 11, 1998 to September 30, 1998.

19.  SUBSEQUENT EVENTS

On October 2, 2000, HomeSide sold its facility located in San Antonio, Texas. The sale included land, building, and building improvements with the sales price exceeding the property's carrying value. HomeSide subsequently entered into an operating lease agreement to lease back the property for a term of five years. This transaction met the qualifications of a sale-leaseback, in accordance with SFAS No. 98 "Accounting for Leases", resulting in the immediate recognition of a gain in the amount of $4.5 million and a deferred gain of $7.3 million which will be amortized over the life of the lease.

On October 16, 2000, HomeSide entered into a $1.5 billion revolving credit facility with an independent syndicate of banks. This agreement replaces HomeSide's previous bank credit facility. The primary purpose of this credit facility is to provide liquidity back-up for HomeSide's $1.5 billion commercial paper program.

On December 4, 2000 HomeSide issued three medium term notes in the amounts of $125 million, $75 million, and $50 million which will mature on December 4, 2002. These notes are floating rate notes with initial interest rates of 6.98%, 6.98%, and 6.87%, respectively.

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

                                                                 FOR THE PERIOD FROM    FOR THE PERIOD FROM
(IN THOUSANDS, EXCEPT SHARE DATA)                                  MARCH 1, 1997 TO      MARCH 16, 1996 TO
                                                                   FEBRUARY 10,1998      FEBRUARY 28,1997
                                                                   ----------------      ----------------
SELECTED INCOME STATEMENT:
Revenues:
     Mortgage servicing fees                                        $       398,159       $       312,341
     Amortization of mortgage servicing rights                             (210,200)             (155,827)
                                                                    ---------------       ---------------
            Net servicing revenue                                           187,959               156,514
     Interest income                                                         97,050                81,507
     Interest expense                                                       (82,510)              (68,255)
                                                                    ---------------       ---------------
            Net interest revenue                                             14,540                13,252
     Net mortgage origination revenue                                        85,206                66,073
     Other income                                                             1,671                   682
                                                                    ---------------       ---------------
            Total revenues                                                  289,376               236,521
Expenses:
     Salaries and employee benefits                                          75,419                72,976
     Occupancy and equipment                                                 15,447                11,770
     Servicing losses on investor-owned loans and
          foreclosure-related expenses                                       21,974                17,934
     Other  expenses                                                         39,284                40,872
                                                                    ---------------       ---------------
            Total expenses                                                  152,124               143,552
Income before provision for income taxes                                    137,252                92,969
Provision for income taxes                                                   53,529                37,444
                                                                    ---------------       ---------------
Net income                                                          $        83,723       $        55,525
                                                                    ===============       ===============

SELECTED BALANCE SHEET DATA AT PERIOD END:
Mortgage loans held for sale                                        $     1,292,403       $       805,274
Mortgage servicing rights                                                 1,781,134             1,614,307
Total assets                                                              3,861,401             2,735,077
Bank credit facility                                                      2,074,956             1,818,503
Long-term debt                                                              770,466                21,128
Total liabilities                                                         3,161,027             2,105,564
Total stockholder's equity                                                  700,374               629,513
                                                                    ===============       ===============

SELECTED OPERATING DATA:
Volume of loan production                                           $    20,529,530       $    20,877,535
Loan servicing portfolio (at period end)                                 99,956,050            90,192,247
Loan servicing portfolio (average outstanding during                     96,083,220            75,692,214
     the period)
Weighted average interest rate of the servicing
     portfolio (at period end)                                                 7.85%                 7.92%
Weighted average servicing fee of the servicing portfolio,
     including ancillary income (during the period)                           0.439%                0.431%

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

On March 6, 2000, HomeSide Holdings, Inc. ("HomeSide Holdings") was merged with and into HomeSide Predecessor. Prior to the merger, HomeSide Holding was a wholly-owned subsidiary of HomeSide, Inc. (the "Parent"). Pursuant to the merger, (i) the Company succeeded to all of the assets of, and assumed all of the liabilities of, HomeSide Holdings, and (ii) the shares of capital stock of HomeSide Holdings issued and outstanding as of the date of the merger were canceled and exchanged for 10,000 shares of common stock of the Company which were issued to the Parent. In order to facilitate the exchange of shares required by the merger, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock to 10,100. Thereafter, the Company amended and restated its Articles of Incorporation to reduce the number of authorized, issued and outstanding shares of capital stock to 100 shares of common stock, par value $1.00. The merger does not have a material effect on the financial statements of the Company. All prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of HomeSide Holdings.

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

                                                       FOR THE PERIOD FROM           FOR THE PERIOD FROM
                                                         MARCH 1, 1997 TO             MARCH 16, 1996 TO
                                                        FEBRUARY 10, 1998             FEBRUARY 28, 1997
                                                        -----------------             -----------------
Correspondent                                                 $13,304                       $11,113
Co-issue                                                        5,584                         8,222
Broker                                                          1,305                           843
                                                     --------------------------------------------------------
Total wholesale                                                20,193                        20,178
Consumer Direct                                                   337                           700
                                                     --------------------------------------------------------
Total production                                               20,530                        20,878
Bulk acquisitions                                               3,446                         4,073
                                                     --------------------------    --------------------------
Total production and acquisitions                             $23,976                       $24,951
                                                     ==========================    ==========================

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

Servicing Portfolio

Management believes that HomeSide Predecessor is one of the most efficient mortgage loan servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of $100.0 billion, HomeSide Predecessor services the loans of approximately 1.2 million homeowners from across the United States and is committed to protecting the value of this important asset by a sophisticated risk management strategy. HomeSide Predecessor anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide Predecessor's focus on efficient and low cost processes is pursued through the selective use of automation as well as the strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures.

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide Predecessor for the period from March 1, 1997 to February 10, 1998 and for the period from March 16, 1996 to February 28, 1997 (in millions):

                                              FOR THE PERIOD FROM    FOR THE PERIOD FROM
                                                MARCH 1, 1997 TO      MARCH 16, 1996 TO
                                               FEBRUARY 10, 1998      FEBRUARY 28, 1997
                                               -----------------      -----------------
Balance at beginning of period                      $90,192                $42,907
Acquisition of Barnett Mortgage Company                   -                 33,082
Other additions                                      23,976                 25,252
                                              -------------------    -------------------
     Total additions                                 23,976                 58,334
                                              -------------------    -------------------
Scheduled amortization                                2,038                  1,822
Prepayments                                          11,097                  6,226
Foreclosures                                            682                    514
Sales of servicing                                      395                  2,487(a)
                                              -------------------    -------------------
     Total reductions                                14,212                 11,049
                                              -------------------    -------------------
Balance at end of period                            $99,956                $90,192
                                              ===================    ===================

(a) Includes $1.9 billion of servicing sold as part of the sale of Honolulu Mortgage Company.

The number of loans serviced at February 10, 1998 was 1,185,244, compared to 1,087,336 at February 28, 1997. HomeSide Predecessor's strategy is to build its mortgage servicing portfolio by concentrating on variable cost loan origination strategies, and as a result, benefit from improved economies of scale. A key to HomeSide Predecessor's future growth is the proprietary servicing software purchased from Barnett. This system will allow HomeSide Predecessor to double the number of loans serviced on a single system. During the period from March 1, 1997 to February 10, 1998, HomeSide Predecessor transferred approximately 210,000 of the loans serviced to its proprietary servicing software. After the transfer, over half the servicing portfolio is serviced on the proprietary system. The transfer of the remaining portfolio is expected to occur by the end of calendar 1998.


RESULTS OF OPERATIONS FOR THE PERIOD FROM MARCH 1, 1997 TO FEBRUARY 10, 1998 COMPARED TO THE PERIOD FROM MARCH 16, 1996 TO FEBRUARY 28, 1997

Summary

HomeSide Predecessor's net income increased 51% to $83.7 million for the period from March 1, 1997 to February 10, 1998 from $55.5 million for the period from March 16, 1996 to February 28, 1997. Total revenues for the period from March 1, 1997 to February 10, 1998 increased 22% to $289.4 million from $236.5 million for the period from March 16, 1996 to February 28, 1997. The increases in net income and revenues for the period from March 1, 1997 to February 10, 1998 compared to the period from March 16, 1996 to February 28, 1997 were primarily attributable to the acquisition of Barnett Mortgage Company ("BMC") on May 31, 1996 and increases of $31.4 million in net servicing revenue, $19.1 million in net mortgage origination revenue and $1.3 million in net interest revenue. The BMC servicing portfolio was $33.1 billion at May 31, 1996. Its acquisition increased HomeSide Predecessor's servicing portfolio by 75% on that date, and was a major factor in the increase in net servicing revenue. In addition, subsequent increases in the size of the servicing portfolio contributed to the increased revenue. The servicing portfolio increased to $100. billion at February 10, 1998 from $90.2 billion at February 28, 1997, an 11% increase. As part of the BMC acquisition, Barnett agreed to sell HomeSide Predecessor the loans produced by the loan production networks retained by Barnett, which contributed to the increase in net mortgage origination revenue. Net interest revenue increased primarily because of lower borrowing costs resulting from the lower interest rate environment during the period ending February 10, 1998, improved terms for the bank line of credit and the issuance of medium-term notes. The Company's improved credit ratings lowered the cost of borrowing under the bank line of credit and enabled HomeSide Predecessor to issue publicly traded notes, which expanded borrowing capacity.

Net Servicing Revenue

Net servicing revenue was $188.0 million for the period from March 1, 1997 to February 10, 1998 compared to $156.5 million for the period from March 16, 1996 to February 28, 1998. Net servicing revenue is comprised of mortgage servicing fees, ancillary servicing revenue, and amortization of mortgage servicing rights expense.

Mortgage servicing fees increased 28% to $398.2 million for the period from March 1, 1997 to February 10, 1998 from $312.3 million for the period from March 16, 1996 to February 28,1997, primarily as a result of the BMC acquisition and growth of the servicing portfolio through loan production channels and bulk servicing acquisitions. The servicing portfolio increased to $100.0 billion at February 10, 1997 compared to $90.2 billion at February 28, 1997. HomeSide Predecessor's weighted average interest rate of the mortgage loans in the servicing portfolio was 7.85% at February 10, 1998 and 7.92% at February 28, 1997. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 0.439% and 0.431% for the period from March 1, 1997 to February 10, 1998 and the period from March 16, 1996 to February 28, 1997, respectively. The increase in the weighted average servicing fee for the period from March 1, 1997 to February 10, 1998 compared to the period from March 16, 1996 to February 28, 1997 was due to growth of ancillary revenues, including late fees and other mortgage-related products.

Amortization expense increased to $210.2 million for the period March 1, 1997 to February 10, 1998 from $155.8 million for the period from March 16, 1996 to February 28, 1997 mainly as a result of a higher average balance of mortgage servicing rights and a decrease of 86 basis points in average mortgage interest rates from the period from March 16, 1996 to February 28, 1997 to the period from March 1, 1997 to February 10, 1998. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense.

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

Net interest revenue increased $1.3 million for the period from March 1, 1997 to February 10, 1998 to $14.5 million from $13.3 million for the period from March 16, 1996 to February 28, 1997, primarily due to improved funding rates obtained through improved credit ratings, the issue of medium-term notes and the adoption of an early pool buyout program. During the period from March 1, 1997 to February 10, 1998, HomeSide Predecessor issued $750.0 million of medium-term notes to the public market at an average cost of 6.251% as of February 10, 1998. The proceeds were used to pay down existing bank debt, increasing HomeSide Predecessor's borrowing capacity. An immediate benefit of this increased borrowing capacity was the initiation of an early pool buyout program, which involves the purchase of delinquent government loans from pools early in the foreclosure process, thereby reducing the unreimbursed interest expense that HomeSide Predecessor incurs.

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

The following table sets forth HomeSide Predecessor's delinquency and foreclosure experience:

                        SERVICING PORTFOLIO DELINQUENCIES
                             (PERCENT BY LOAN COUNT)

                                                                                   FEBRUARY 10,         FEBRUARY 28,
                                                                                   ------------         ------------
                                                                                       1998                 1997
                                                                                       ----                 ----
Servicing Portfolio Delinquencies, excluding bankruptcies (at end of period)
          30 days                                                                      3.52%               3.27%
          60 days                                                                      0.78%               0.69%
          90+ days                                                                     0.72%               0.54%
                                                                                 -----------------    ---------------
               Total past due                                                          5.02%               4.50%
                                                                                 =================    ===============

          Foreclosures pending                                                         0.74%               0.72%
                                                                                 =================    ===============

Other Expenses

Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide Predecessor's mortgage servicing portfolio and loan production volumes.

Other expenses during the period from March 1, 1997 to February 10, 1998 were $39.3 million, compared to $40.9 million for the period from March 16, 1996 to February 28, 1997. The decrease was primarily due to decreases in advertising and certain loan origination expenses.

Income Tax Expense

HomeSide Predecessor's income tax expense was $53.5 million for the period from March 1, 1997 to February 10, 1998 and $37.4 million for the period from March 16, 1996 to February 28, 1997. The increase was attributable to an increase in net income. The effective income tax rate for the period from March 1, 1997 to February 10, 1998 and the period from March 16, 1996 to February 28, 1997 was approximately 39% and 40%, respectively.

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

     Net deferred hedge loss at February 28, 1997         $(110,637)
     Amortization of net deferred hedge losses
                                                              7,423
     Net deferred hedge gains                               142,667
                                                          ---------
     Net deferred hedge gain at February 10, 1998         $  39,453
                                                          =========

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

Operations

Net cash used in operations for the period from March 1, 1997 to February 10, 1998 was $232.8 million. Net cash provided by operations for the period from March 16, 1996 to February 28, 1997 was $216.6 million. The primary uses of cash in operations were to fund loan originations and pay corporate expenses. These uses of cash were offset by cash provided from servicing fee income, loan sales and principal repayments. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Decreases in long-term interest rates generally result in higher loan refinancing activity, which results in higher cash demands to meet increased loan production levels. Higher cash demands to meet increased loan production levels are primarily met through borrowings and loan sales.

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

Financing

Net cash provided by financing activities was $985.9 million for the period from March 1, 1997 to February 10, 1998 and $698.4 million for the period from March 16, 1996 to February 28, 1997. The primary source of cash from financing activities during the period from March 1, 1997 to February 10, 1998 was $750.0 million from the issuance of medium-term notes and net borrowings of $256.5 from HomeSide Predecessor's line of credit. The primary sources of cash from financing activities during the period from March 16, 1996 to February 28, 1997 were net borrowings under HomeSide Predecessor's lines of credit of $334.2 million, $393.4 million from capital contributions from the Parent. Cash used in financing activities during the period ended February 10, 1998 was used for the payment of debt issue costs and dividends paid to the Parent totaling $14.7 million. Cash used in financing activities for the period ended February 28, 1997 was used for the payment of debt issue costs and dividends paid to the Parent totaling $17.0 million.

During the period from March 1, 1997 to February 10, 1998, net cash used in operations was $232.8 million, net cash used in investing activities was $773.7 million and net cash provided by financing activities was $985.9 million, resulting in a net decrease in cash of $20.6 million. HomeSide Predecessor expects that to the extent cash generated from operations is inadequate to meet its liquidity needs, those needs can be met through financing from its bank credit facility and other facilities which may be entered into from time to time, as well as from the issuance of debt securities in the public markets. Accordingly, HomeSide Predecessor does not currently anticipate that it will make sales of servicing rights to any significant degree for the purpose of generating cash. Nevertheless, in addition to its cash and mortgage loans held for sale balances, HomeSide Predecessor's portfolio of mortgage servicing rights provides a potential source of funds to meet liquidity requirements, especially in periods of rising interest rates when loan origination volume slows. Repurchase agreements also provide an alternative to the bank line of credit for mortgages held for sale. Future cash needs are highly dependent on future loan production and servicing results, which are influenced by changes in long-term interest rates.

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

Arthur Andersen LLP


Jacksonville, Florida
April 15, 1998

                      HOMESIDE PREDECESSOR AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)

                                                                        FEBRUARY 10, 1998     FEBRUARY 28, 1997
                                                                        -----------------     -----------------


ASSETS
Cash and cash equivalents                                                 $        32,113     $        52,691
Mortgage loans held for sale, net                                               1,292,403             805,274
Mortgage servicing rights, net                                                  1,781,134           1,614,307
Accounts receivable, net                                                          227,294             157,518
Early pool buyout advances                                                        374,097                  --
Premises and equipment, net                                                        41,982              29,515
Other assets                                                                      112,378              75,772
                                                                          ---------------     ---------------
Total Assets                                                              $     3,861,401     $     2,735,077
                                                                          ===============     ===============

LIABILITIES AND STOCKHOLDER'S EQUITY
Notes payable                                                             $     2,074,956     $     1,818,503
Accounts payable and accrued liabilities                                          118,459             123,764
Deferred income taxes                                                             197,146             142,169
Long-term debt                                                                    770,466              21,128
                                                                          ---------------     ---------------

Total Liabilities                                                               3,161,027           2,105,564
                                                                          ---------------     ---------------

Commitments and Contingencies

Stockholder's Equity:
  Common stock:
     Common stock, $1.00 par value, 100 shares authorized,
          issued and outstanding in 1998 and 1997, respectively,
          all pledged as second priority collateral on the
          long-term debt of the Parent
  Additional paid-in capital                                                      592,803             590,953
  Retained earnings                                                               107,571              38,560
                                                                          ---------------     ---------------

Total Stockholder's Equity                                                        700,374             629,513
                                                                          ---------------     ---------------

Total Liabilities and Stockholder's Equity                                $     3,861,401     $     2,735,077
                                                                          ===============     ===============

   The accompanying notes are an integral part of these financial statements.

                      HOMESIDE PREDECESSOR AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Per Share Data)


                                                 FOR THE PERIOD FROM   FOR THE PERIOD FROM
                                                  MARCH 1, 1997 TO      MARCH 16, 1996 TO
                                                  FEBRUARY 10, 1998     FEBRUARY 28, 1997
                                                  -----------------     -----------------
REVENUES:
Mortgage servicing fees                             $       398,159      $       312,341
Amortization of mortgage servicing rights                  (210,200)            (155,827)
                                                    ---------------      ---------------
    Net servicing revenue                                   187,959              156,514

Interest income                                              97,050               81,507
Interest expense                                            (82,510)             (68,255)
                                                    ---------------      ---------------
    Net interest revenue                                     14,540               13,252

Net mortgage origination revenue                             85,206               66,073
Other income                                                  1,671                  682
                                                    ---------------      ---------------
    Total Revenues                                          289,376              236,521

EXPENSES:
Salaries and employee benefits                               75,419               72,976
Occupancy and equipment                                      15,447               11,770
Servicing losses on investor-owned loans
   and foreclosure-related expenses                          21,974               17,934
Other expenses                                               39,284               40,872
                                                    ---------------      ---------------
    Total Expenses                                          152,124              143,552

Income before income taxes                                  137,252               92,969
Income tax expense                                           53,529               37,444
                                                    ---------------      ---------------
Net Income                                          $        83,723      $        55,525
                                                    ===============      ===============

   The accompanying notes are an integral part of these financial statements.

                      HOMESIDE PREDECESSOR AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                    (dollars in thousands, except share data)

                                                                               Additional
                                                      Numbers         Common     Paid-in        Retained
                                                     of Shares        Stock      Capital        Earnings         Total
                                                   --------------------------------------------------------------------
Balance,
   March 15, 1996                                        --             --     $       --     $       --      $       --
Issuance of common stock                                100             --             --             --              --
Contribution associated with BancBoston
   Mortgage Corporation acquisition, net                 --             --        290,000             --         290,000
Contribution associated with Barnett
   Mortgage Company acquisition, net                     --             --        244,294             --         244,294
Additional capital contributions                         --             --         56,659             --          56,659
Net income                                               --             --             --         55,525          55,525
Dividends declared and paid to Parent                    --             --             --        (16,965)        (16,965)
                                                   ---------------------------------------------------------------------
Balance,
   February 28, 1997                                    100             --        590,953         38,560         629,513
                                                   ---------------------------------------------------------------------
Additional capital contributions                         --             --          1,850             --           1,850
Net income                                               --             --             --         83,723          83,723
Dividends declared and paid to Parent                    --             --             --        (14,712)        (14,712)
                                                   ---------------------------------------------------------------------
Balance,
   February 10, 1998                                    100             --     $  592,803     $  107,571      $  700,374
                                                   =====================================================================

   The accompanying notes are an integral part of these financial statements.

                      HOMESIDE PREDECESSOR AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                          FOR THE PERIOD FROM      FOR THE PERIOD FROM
                                                                           MARCH 1, 1997 TO         MARCH 16, 1996 TO
                                                                           FEBRUARY 10, 1998        FEBRUARY 28, 1997
                                                                          -------------------        -----------------
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                   $     83,723             $     55,525
Adjustments to reconcile net income to net cash (used in)
provided by  operating activities:
  Amortization of mortgage servicing rights                                       210,200                  155,827
  Depreciation and amortization                                                     8,850                    8,173
  Servicing losses on investor-owned loans                                         12,346                   13,683
  Deferred income tax expense                                                      50,665                   37,444
  Capitalized servicing rights                                                         --                  (21,015)
  Mortgage loans originated and purchased for sale                            (23,975,752)             (12,504,567)
  Proceeds and principal repayments of mortgage loans held for sale            23,540,371               12,572,217
  Change in accounts receivable                                                   (82,121)                 (63,378)
  Change in other assets and accounts payable and accrued liabilities             (81,123)                 (37,355)
                                                                             ------------             ------------
    Net cash (used in) provided by operating activities                          (232,841)                 216,554

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of premises and equipment, net                                           (17,252)                  (4,929)
Acquisition of mortgage servicing rights                                         (519,694)                (475,729)
Net proceeds from (purchases of) risk management contracts                        137,393                 (141,944)
Purchase of early pool buyout advances, net of repayments                        (374,097)                      --
Acquisition of BancBoston Mortgage Corp., net of cash acquired                         --                 (133,392)
Acquisition of Barnett Mortgage Co., net of cash acquired                              --                 (106,244)
                                                                             ------------             ------------
    Net cash used in investing activities                                        (773,650)                (862,238)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net borrowings from banks and short-term lines of credit                          256,453                  334,170
Issuance of notes payable                                                         750,000                       --
Payment of debt issue costs                                                        (7,017)                 (11,681)
Repayment of long-term debt                                                          (661)                    (567)
Capital contributions from the Parent                                               1,850                  393,418
Dividends paid to the Parent                                                      (14,712)                 (16,965)
                                                                             ------------             ------------
    Net cash provided by financing activities                                     985,913                  698,375

Net (decrease) increase in cash and cash equivalents                              (20,578)                  52,691
Cash and cash equivalents at beginning of period                                   52,691                       --
                                                                             ------------             ------------
Cash and cash equivalents at end of period                                   $     32,113             $     52,691
                                                                             ============             ============

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

HomeSide Predecessor is a wholly-owned subsidiary of HomeSide, Inc. (the "Parent")(see Note 2). The Parent has no operations and its only significant assets are its investments in HomeSide Predecessor and certain capitalized debt issue costs. The Parent has $130 million in outstanding long-term debt. All of the stock of HomeSide Predecessor is pledged as collateral on the debt of the Parent. The Parent is dependent upon dividends from HomeSide Predecessor for the cash flow necessary to service the Parent's debt.

On March 6, 2000, HomeSide Holdings, Inc. ("HomeSide Holdings") was merged with and into HomeSide Lending, Inc. ("HomeSide Predecessor" or the "Company"). Prior to the merger, HomeSide Holdings was a wholly-owned subsidiary of HomeSide, Inc. (the "Parent"). Pursuant to the merger, (i) the Company succeeded to all of the assets of, and assumed all of the liabilities of, HomeSide Holdings, and (ii) the shares of capital stock of HomeSide Holdings issued and outstanding as of the date of the merger were canceled and exchanged for 10,000 shares of common stock of the Company which were issued to the Parent. In order to facilitate the exchange of shares required by the merger, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock to 10,100. Thereafter, the Company amended and restated its Articles of Incorporation to reduce the number of authorized, issued and outstanding shares of capital stock to 100 shares of common stock, par value $1.00. The merger does not have a material effect on the financial statements of the Company. All prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of HomeSide Holdings.

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

Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing revenue. They are evaluated for impairment by comparing the carrying amount of the servicing rights to their fair value. Fair value is estimated based on the market prices of similar servicing assets and on discounted anticipated future net cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors. For purposes of measuring impairment, the mortgage servicing rights are stratified by the predominant risk characteristics which include product types of the underlying loans and interest rates of mortgage notes. Impairment is recognized through a valuation reserve for each impaired stratum and is included in amortization of mortgage servicing rights. An analysis of HomeSide Predecessor's mortgage servicing rights is included in
Note 5.

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

Long-lived assets are evaluated regularly for the other-than-temporary impairment. If circumstances suggest that their value may be impaired and the write-down would be material, an assessment of recoverability is performed prior to any write-down of the asset. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the statement of income.

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

The unaudited condensed pro forma statement of income for the period from March 16, 1996 to February 28, 1997, assuming BMC had been acquired as of March 16, 1996 is as follows (in millions, except per share data):

                                            PRO FORMA FOR THE PERIOD
                                             FROM MARCH 16, 1996 TO
                                                FEBRUARY 28, 1997
                                            ------------------------
    Net servicing revenue                             $ 167.3
    Net interest  revenue                                (4.5)
    Net mortgage origination revenue                     67.1
    Other income                                          0.7
                                            ------------------------
            Total revenues                              230.6
    Expenses                                           (157.5)
                                            ------------------------
    Income before income taxes
       and extraordinary loss                            73.1
    Income tax expense                                  (29.5)
                                            ------------------------
    Income before extraordinary loss                     43.6
    Extraordinary loss                                   (6.4)
                                            ------------------------
     Net income                                       $  37.2
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

5.   MORTGAGE SERVICING RIGHTS

An analysis of mortgage servicing rights is as follows (in thousands):

                                                           FEBRUARY 10, 1998    FEBRUARY 28, 1997
                                                           -----------------    -----------------
Beginning balance                                           $     1,614,307      $            --
Additions, including BBMC and BMC acquisitions                      416,822            1,685,242
Sales of servicing                                                     (342)             (25,745)
Net deferred hedge (gain) loss, net of amortization                 (39,453)             110,637
Amortization                                                       (210,200)            (155,827)
                                                            ---------------      ---------------
Ending balance                                              $     1,781,134      $     1,614,307
                                                            ===============      ===============

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

6.   PREMISES AND EQUIPMENT

Premises and equipment consist of the following (in thousands):

                                                FEBRUARY 10, 1998    FEBRUARY 28, 1997
                                                -----------------    -----------------
Land                                             $         3,451      $         3,451
Buildings and building improvements                       10,604               10,986
Furniture and equipment                                   22,464               15,739
Leasehold improvements                                    14,717                3,808
                                                 ---------------      ---------------
                                                          51,236               33,984
Accumulated depreciation and amortization                 (9,254)              (4,469)
                                                 ---------------      ---------------
Ending balance                                   $        41,982      $        29,515
                                                 ===============      ===============

7.   RESERVE FOR ESTIMATED SERVICING LOSSES ON INVESTOR-OWNED LOANS

     An analysis of the reserve for estimated servicing losses on investor-owned loans is as follows (in thousands):

                                           FOR THE PERIOD       FOR THE PERIOD
                                          MARCH 1, 1997 TO     MARCH 16, 1996 TO
                                          FEBRUARY 10, 1998    FEBRUARY 28, 1997
                                          -----------------    -----------------
Beginning balance                          $        21,650      $        11,100
Provision for servicing losses on
      investor-owned loans                          12,346               13,683
Charge-offs                                        (12,747)             (10,295)
Recoveries                                             401                   60
Additions from acquisition of BMC                       --                7,102
                                           ---------------      ---------------
Ending balance                             $        21,650      $        21,650
                                           ===============      ===============

8.   NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                             WEIGHTED AVERAGE INTEREST RATE
                                                                             ------------------------------
                                                  TOTAL OUTSTANDING       AT PERIOD END        DURING THE PERIOD
                                                  -----------------       -------------        -----------------
Bank line of credit, February 10, 1998                $ 2,074,956              6.00%                  6.04%
                                                ======================

Bank line of credit, February 28, 1997                $ 1,778,496              5.65%                  5.83%
Short-term credit facilities                               40,007              8.25%                  8.25%
                                                ----------------------
  Total, February 28, 1997                            $ 1,818,503
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
                                                                   =================           =================

Medium-term notes

As of February 10, 1998, $650.0 million of the outstanding medium-term notes had been effectively converted by interest rate swap agreements to floating-rate notes. The weighted average borrowing rates on medium-term borrowings issued for the period from March 1, 1997 to February 10, 1998, including the effect of the interest rate swap agreements, was 6.251%. Net proceeds from the issuance were primarily used to reduce the amounts outstanding under the bank credit agreement. Amounts were subsequently reborrowed under the bank credit facility to fund the early pool buyout program.

As of February 10, 1998, outstanding medium-term notes issued by HomeSide Predecessor, under a $1.0 billion shelf registration statement were as follows (in thousands):

      ISSUE DATE                 OUTSTANDING BALANCE        STATED INTEREST RATE       MATURITY DATE
      ----------                 -------------------        --------------------       -------------
May 20, 1997                           $250,000                    6.890%             May 15, 2000
June 30, 1997                           200,000                    6.883%             June 30, 2002
June 30, 1997                            40,000                    6.820%             July 2, 2001
July 1, 1997                             15,000                    6.860%             July 2, 2001
July 31, 1997                           200,000                    6.818%             August 1, 2004
September 15, 1997                       45,000                    6.770%             September 17, 2001
                              ---------------------------
  Total                                $750,000
                              ===========================

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

Principal payments due on long-term debt at February 10, 1998 are as follows (in thousands):

      FISCAL YEAR
      -----------
      1999                                              $    256
      2000                                               250,281
      2001                                               100,309
      2002                                               200,340
      2003                                                   373
      Thereafter                                         211,724
      Unamortized purchase accounting premium              7,183
                                                   --------------
        Total                                           $770,466
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

On February 5, 1997, the Parent issued 8,452,500 shares of common stock to the public at $15 per share. A portion of the proceeds from the offering was used to pre-pay $70.0 million of the Notes at a premium of $7.9 million. In connection with the early repayment of the Notes, the Parent wrote off a portion of the unamortized debt issuance costs related to the Notes and incurred a prepayment penalty equal to one year's interest on the Notes retired. The loss amounted to $6.4 million, net of tax, and was recorded as an extraordinary item. The remaining proceeds were used to reduce amounts outstanding under the bank line of credit.

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

Components of the provision for income taxes before the effect of the tax benefit associated with the early extinguishment of debt were as follows (in thousands):

                           FOR THE PERIOD FROM          FOR THE PERIOD FROM
                             MARCH 1, 1997 TO            MARCH 16, 1996 TO
                            FEBRUARY 10, 1998            FEBRUARY 28, 1997
                           --------------------------------------------------
       Current:
            Federal               $ 2,864                     $
            State
                                        -                           -
                           --------------------------------------------------
                                  $ 2,864                           -
       Deferred
            Federal                42,613                      31,018
            State                   8,052                       6,426
                           --------------------------------------------------
                                  $50,665                     $37,444
                           --------------------------------------------------

       Total                      $53,529                     $37,444
                           ==================================================

The following is a reconciliation of the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated statements of income.

                                                   For The Period From     For The Period From
                                                     March 1, 1997 to       March 16, 1996 to
                                                    February 10, 1998       February 28, 1997
                                                   -------------------     -------------------
      Statutory federal income tax rate                   35.0%                   35.0%
      State income and franchise taxes,
             net of federal tax effect                     3.5%                    4.0%
      Other                                                 .5%                    1.0%
                                                  ----------------------- -----------------------

            Effective income tax rate                     39.0%                   40.0%
                                                  ======================= =======================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                   FEBRUARY 10, 1998       FEBRUARY 28, 1997
                                                   -----------------       -----------------
Deferred tax assets:
   Net operating loss carryforwards                      $ 23,211               $ 41,137
   Alternative minimum tax credit carry forward             2,864                     --
   Loss reserves                                           25,404                 17,563
   Hedge activities                                        30,754                     --
   Other assets                                             4,879                 12,087
                                                         --------               --------
      Total gross deferred tax assets                    $ 87,112               $ 70,787
                                                         ========               ========

Deferred tax liabilities:
   Mortgage servicing fees                               $267,871               $207,278
   Other liabilities                                       16,387                  5,678
                                                         --------               --------
      Total gross deferred tax liabilities                284,258                212,956
                                                         --------               --------
        Net deferred tax liability                       $197,146               $142,169
                                                         ========               ========

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

FISCAL YEAR
-----------
1999                     $2,124
2000                        984
2001                        800
2002                        710
2003                        625
Thereafter                  700
                         ------

Total                    $5,943
                         ======

12. SUPPLEMENTAL CASH FLOW INFORMATION

In connection with the acquisitions of BBMC and BMC, HomeSide Predecessor recorded non-cash assets and assumed liabilities, including fair value adjustments, of approximately $2.3 billion and $1.7 billion in 1998 and 1997, respectively.

HomeSide Predecessor paid $58.8 million and $60.1 million of interest during the period from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997, respectively. HomeSide Predecessor paid taxes totaling $0.3 million and received $51.7 million cash for reinstated loans from early pool buyout advances for the period from March 1, 1997 to February 10, 1998.

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

Fair Value

The fair values of the Company's financial instruments are as follows (in thousands):

                                                               FEBRUARY 10, 1998                          FEBRUARY 28, 1997
                                                               -----------------                          -----------------
                                                         CARRYING              FAIR                 CARRYING               FAIR
                                                          AMOUNT               VALUE                 AMOUNT                VALUE
                                                       -----------          -----------           -----------          -----------
ASSETS
Cash and cash equivalents                              $    32,113          $    32,113           $    52,691          $    52,691
Mortgage loans held for sale                             1,292,403            1,296,685               805,274              806,432
Accounts receivable and early pool buyout
   advances                                                601,391              601,391               157,518              157,518
Risk management contracts for
   mortgage servicing rights                                43,947               43,947                45,212               45,212

LIABILITIES
Notes payable                                            2,074,956            2,074,956             1,818,503            1,818,503
Long-term debt                                             770,466              799,893                21,128               21,128
Accounts payable and accrued liabilities                   118,459              118,459               123,764              123,764
Off-balance sheet(1)
Commitments to originate mortgage loans                                              --                                     (2,805)
   Mandatory forward contracts to sell mortgages                                     --                                      3,588
   Mandatory forward contracts to sell U.S.
       Treasuries                                                                    --                                          7
  Option contracts on mortgage-backed
       securities                                                                    --                                      1,741
Option contracts on U.S. treasury bond futures                                       --                                       (147)
OFF-BALANCE SHEET(1)
Commitments to originate mortgage loans                         --               (1,510)                   --               (2,805)
Mandatory forward contracts to sell
       mortgages                                                --               (3,621)                   --                3,588
Mandatory forward contracts to sell U.S.
       treasuries                                               --                   65                    --                    7
Options on mortgage-backed  securities                       3,543                5,890                 2,025                1,741
Options on U.S treasury bond futures                           743                  604                   321                 (147)
Interest rate swaps                                             --               13,496                    --                   --

----------------------------------------------
(1) Parenthesis denote a liability

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

The following is a summary of HomeSide Predecessor's notional amounts and fair values of interest rate products (in thousands):

                                                   February 10, 1998                        February 28, 1997
                                                   -----------------                        -----------------
                                              Notional                                 Notional
                                               Amount           Fair Value(1)           Amount          Fair Value (1)
                                              --------          -------------          --------         --------------

Purchased commitments to sell
  mortgage loans:
 Mandatory forward contracts                 $2,847,668          $   (3,556)          $1,445,345          $    3,588
 Options on mortgage-backed
  securities                                    835,000               5,890              755,000               1,741
 Options on U.S. treasury
  bond futures                                  145,000                 604              140,000                (147)
Risk management contracts on
  mortgage servicing rights:
 Options on U.S. treasury
  bond futures                                4,440,100              50,487            3,572,300              45,212
 Futures contracts on U.S. treasury
  bonds                                       2,121,800              (6,540)                  --                  --

-----------------------------------

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

HomeSide Predecessor purchases mortgage loans eligible for sale from BankBoston and Barnett. For the period March 1, 1997 through February 10, 1998, HomeSide Predecessor paid approximately $5.3 million and $45.4 million, respectively, to BankBoston and Barnett for the purchase of mortgage servicing rights. For the period from March 1, 1996 through February 28, 1997, HomeSide Predecessor paid approximately $4.7 million and $27.6 million, respectively, to BankBoston and Barnett for the purchase of mortgage servicing rights. HomeSide Predecessor also purchases the mortgage servicing rights to the mortgage loans BankBoston and Barnett hold in their portfolios. For the period March 1, 1997 through February 10, 1998, HomeSide Predecessor purchased mortgage servicing rights for loans retained by BankBoston and Barnett totaling approximately $1.6 million and $9.5 million, respectively. For the period from March 16, 1996 to February 28, 1997 HomeSide Predecessor purchased mortgage servicing rights for loans retained by BankBoston and Barnett totaling approximately $1.3 million and $8.2 million, respectively. The BankBoston and Barnett purchases represent 2.8% and 20.4%, respectively, of the Company's total production for the period from March 1, 1997 to February 10, 1998. For the period of March 16, 1996 through February 28, 1997, the BankBoston and Barnett purchases represented 2.8% and 16.0%, respectively, of the Company's total production.

HomeSide Predecessor services residential mortgage loans held in portfolio by BankBoston and Barnett. The servicing fees paid by BankBoston and Barnett to HomeSide Predecessor are market-based fees consistent with the fees charged by HomeSide Predecessor to other investors. For the period March 1, 1997 to February 10, 1998, BankBoston and Barnett paid $3.8 million and $29.1 million in servicing fees, respectively. For the period March 16, 1996 to February 28, 1997, BankBoston and Barnett paid $5.3 million and $23.6 million in servicing fees, respectively.

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

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                  FOR THE PERIOD FROM       FOR THE THREE           FOR THE THREE           FOR THE THREE
                                  DECEMBER 1, 1997 TO       MONTHS ENDED            MONTHS ENDED            MONTHS ENDED
                                   FEBRUARY 10, 1998      NOVEMBER 30, 1997        AUGUST 31, 1997          MAY 31, 1997
                                  -------------------     -----------------        ---------------          -------------
(in thousands, except share
data)
Revenue                                $65,510                 $75,973                 $76,588                 $71,305
Expenses                                36,122                  38,538                  39,733                  37,731
Provision for income taxes              11,459                  14,599                  14,375                  13,096
                                       -------------------------------------------------------------------------------
Net income                             $17,929                 $22,836                 $22,480                 $20,478
                                       ===============================================================================



                                    FOR THE THREE          FOR THE THREE           FOR THE THREE       FOR THE PERIOD FROM
                                     MONTHS ENDED           MONTHS ENDED            MONTHS ENDED        MARCH 16, 1996 TO
                                  FEBRUARY 28, 1997      NOVEMBER 30, 1996        AUGUST 31, 1996          MAY 31, 1996
                                  -----------------      -----------------        ---------------      -------------------
(in thousands, except share
data)
Revenue                                $68,811                 $68,043                 $63,610                 $36,057
Expenses                                40,013                  40,362                  40,542                  22,635
Provision for income taxes              10,939                  11,415                   9,523                   5,567
                                       -------------------------------------------------------------------------------
Net income                             $17,859                 $16,266                 $13,545                 $ 7,855
                                       ===============================================================================


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

Effective April 30, 1998, HomeSide, Inc., the Parent, amended its charter to change its name to HomeSide International, Inc.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 1, 1998, Homeside dismissed its prior certifying accountants, Arthur Andersen L.L.P. and retained as its new certifying accountants, KPMG LLP. Arthur Andersen's report on HomeSide's financial statements during the two most recent fiscal years and all subsequent interim periods preceding the date hereof contained no adverse opinion or a disclaimer of opinions, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by Homeside, Inc.'s Board of Directors.

     During the last three fiscal years and the subsequent interim period to the date hereof, there were no disagreements between Homeside and Arthur Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

     None of the "reportable events" described in Item 304(a)(1) of Regulation S-K occurred with respect to HomeSide within the last two fiscal years and the subsequent interim period to the date hereof.

     Effective April 1, 1998, HomeSide engaged KPMG LLP as its principal accountants. During the last three fiscal years and the subsequent interim period to the date hereof, HomeSide did not consult KPMG regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                   MANAGEMENT

The following table sets forth the name, age and position with the Company of each person who is an executive officer or director of the Company:

               Name                       Age          Position
     Joe K. Pickett .............          55          Chairman of the Board, Director
     Hugh R. Harris .............          49          Chief Executive Officer; Director
     Kevin D. Race ..............          40          President and Chief Operating Officer, Director
     W. Blake Wilson ............          34          Executive Vice President and Chief Financial Officer, Director
     Robert J. Jacobs ...........          48          Executive Vice President, Secretary and General Counsel, Director
     Mark F. Johnson ............          46          Executive Vice President - Production
     William Glasgow, Jr.........          51          Executive Vice President - Servicing
     Daniel T. Scheuble .........          42          Executive Vice President - Technology

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

KEVIN D. RACE has served as President and Chief Operating Officer of HomeSide and Vice President of the Parent since April 1999. Prior to becoming President and Chief Operating Officer Mr. Race served as Executive Vice President and Chief Financial Officer of HomeSide and Vice President, Chief Financial Officer and Treasurer of the Parent since October 1996. From 1993 to 1996, Mr. Race served as Executive Vice President, Chief Financial Officer and Treasurer of Fleet Mortgage Group. In 1996, Mr. Race was named president of Fleet Mortgage Group. In 1989, Mr. Race served in the mortgage capital markets and non-conforming products areas of Fleet Mortgage Group. From 1985 to 1989, Mr. Race served as Vice President and National Product Manager for Mortgage Backed Securities for Citicorp. From 1982 to 1985, Mr. Race served in the secondary marketing area of North American Mortgage Company.

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

WILLIAM GLASGOW, JR. has served as Executive Vice President of Loan Administration since July 1991. From October 1989 to July 1991, Mr. Glasgow served as Senior Vice President with Citicorp Mortgage Inc. in St. Louis, Missouri. Mr. Glasgow has also served as Vice President of the Parent since April 10, 1996.

DANIEL T. SCHEUBLE currently serves as Global IT and Chief Information Officer. He has served as Executive Vice President for Technology and Loan Processing since 1993 and Executive Vice President for Consumer Direct Lending from 1993 to 1999. From 1990 to 1992, Mr. Scheuble served as a Senior Technology and Operational Manager at Bank of Boston. Mr. Scheuble has also served as Vice President of the Parent since April 10, 1996.

W. BLAKE WILSON has served as Director since October 2000, Executive Vice President and Chief Financial Officer and Director of Capital Markets of the Company since April 1999. Mr. Wilson has served as Executive Vice President and Director of Capital Markets since September 1997. He previously served as Senior Vice President and Director of Capital Markets of the Company from June 1996. Before joining HomeSide, Mr. Wilson served in Capital Markets for Prudential Home Mortgage ("PHM") from 1992 through June 1996. Prior to joining PHM, he worked in KPMG Peat Marwick's National Mortgage and Structured Finance Group in Washington, D.C.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the Company's four most highly compensated executive officers other than the CEO for all services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended September 30, 2000 and September 30, 1999 and the period from February 11, 1998 to September 30, 1998 and the HomeSide Predecessor periods from March 1, 1997 to February 10, 1998 and March 16, 1996 to February 28, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                     Long-Term
                                                                                Compensation Awards
                                                        Annual Compensation     -------------------
         Name and Principal               Fiscal        -------------------    Securities Underlying         All Other
    HomeSide International Position        Year         Salary       Bonus            Options              Compensation
--------------------------------------------------------------------------------------------------------------------------
Joe K. Pickett ....................        2000        $450,000    $500,000(c)       100,000(d)            $  814,800(l)
      Chairman                             1999         450,000     500,000(c)       150,000(d)               816,000(j)
                                           1998(a)      291,000     500,000(c)        50,000(d)             4,781,171(f)(g)(h)
                                           1998(b)      372,000     500,000           45,000                   23,954
                                           1997         312,000     362,000          242,862(e)                16,135(i)
--------------------------------------------------------------------------------------------------------------------------
Hugh R. Harris.....................        2000         470,000     500,000(c)       100,000(d)               814,800(l)
      CEO                                  1999         435,385     470,000(c)       100,000(d)               816,000(j)
                                           1998(a)      266,000     470,000(c)        45,000(d)             4,748,128(f)(g)(h)
                                           1998(b)      360,000     470,000           45,000                   14,411
                                           1997         300,000     350,000          242,862(e)                 7,842(i)
--------------------------------------------------------------------------------------------------------------------------
Kevin D. Race .....................        2000         350,000     350,000(c)        60,000(d)               352,300(l)
      President & COO                      1999         321,154     300,000(c)        60,000(d)               353,500(j)
                                           1998(a)      194,000     300,000(c)        35,000(d)             2,374,906(f)(g)(h)
                                           1998(b)      250,000     300,000           45,000                    9,333
                                           1997         250,000(j)  100,000           97,155(e)               419,145(i)(k)
--------------------------------------------------------------------------------------------------------------------------
Mark F. Johnson ...................        2000         255,000     215,000(c)        40,000(d)               377,300(l)
      Executive Vice President             1999         240,577     170,000(c)        40,000(d)               378,500(j)
                                           1998(a)      150,000     200,000(c)        30,000(d)             1,738,281(f)(g)(h)
                                           1998(b)      230,000     200,000           30,000                   10,623
                                           1997         200,000     150,000           97,155(e)                 6,714(i)
--------------------------------------------------------------------------------------------------------------------------
William Glasgow, Jr. ..............        2000         255,000     215,000(c)        40,000(d)               377,300(l)
      Executive Vice President             1999         240,577     170,000(c)        40,000(d)               378,500(j)
                                           1998(a)      150,000     200,000(c)        30,000(d)             1,738,281(f)(g)(h)
                                           1998(b)      230,000     200,000           30,000                   14,299
                                           1997         200,000     150,000           97,155(e)                 6,522(i)
--------------------------------------------------------------------------------------------------------------------------

(a)  For the fiscal period from February 11, 1998 to September 30, 1998.
(b)  For the fiscal period from March 1, 1997 to February 10, 1998.
(c) Bonus amounts relate to the annual bonus under employment agreements with the National paid during the years ended September 30, 2000 and September 30, 1999 and the period from February 11, 1998 to September 30, 1998, respectively.
(d) Options to purchase common stock of National Australia Bank, Ltd., the parent.
(e) Reflects a 17 for 1 stock split of the Company's Common Stock effected immediately prior to the Company's January 1997 initial public offering.
(f) Includes amounts received for (1) matching contributions under the Company's 401K plan of $6,400 with respect to each individual, (2) profit sharing contributions of $9,600 with respect to each individual, and (3) relocation expenses of $33,043 with respect to Mr. Pickett.
(g) In consideration of entering into the Confidentiality and Noncompetition Agreements with the National, Messrs. Pickett, Harris, Race, Johnson and Glasgow received a one time cash payment in the amount of $1,500,000, $1,500,000, $1,000,000, $400,000 and $400,000, respectively, immediately following the Merger with the National.
(h) Executive officers received the following amounts with respect to accelerated Options pursuant to the Merger Agreement: Joe K. Pickett - $2,380,595, Hugh R. Harris - $2,380,595, Kevin D. Race - $1,018,261, Mark
     F. Johnson - $981,636, and William Glasgow, Jr. - $981,636. In addition, such individuals received the following amounts with respect to previously vested options pursuant to the Merger Agreement: Joe K. Pickett - $851,533, Hugh R. Harris - $851,533, Kevin D. Race - $340,645, Mark F. Johnson $340,645 and William Glasgow, Jr. - $340,645.
(i) Includes amounts received for (1) matching contributions under the Company's savings plan of $6,000 with respect to each of Messrs. Pickett, Harris, Johnson Glasgow; and (2) the dollar value of life insurance premiums paid by the Company of $10,135 with respect to Mr. Pickett, $1,842 with respect to Mr. Harris, $74 with respect to Mr. Race, $714 with respect to Mr. Johnson, and $522 with respect to Mr. Glasgow.
(j) Includes amounts received for (1) matching contributions under the Company's 401K plan of $6,400 with respect to each individual, (2) profit sharing contributions of $9,600 with respect to each individual, and (3) an annual bonus pursuant to their respective employment agreements (See "Employment Contracts and Termination of Employment Arrangements") of $800,000 with respect to Messrs. Pickett and Harris, $337,500 with respect to Mr. Race, and $362,500 with respect to Messrs. Johnson and Glasgow.
(k) The salary of Mr. Race was per annum. Mr. Race has been employed by the Company since October 1996. Includes a bonus of $375,000 received by Mr. Race as an inducement to join the Company and $38,071 in relocation expenses.
(l) Includes amounts received for (1) matching contributions under the Company's 401K plan of $6,800 with respect to each individual, (2) profit sharing contributions of $8,000 with respect to each individual, and (3) an annual bonus pursuant to their respective employment agreements (See "Employment Contracts and Termination of Employment Arrangements") of $800,000 with respect to Messrs. Pickett and Harris, $337,500 with respect to Mr. Race, and $362,500 with respect to Messrs. Johnson and Glasgow.

  OPTION GRANTS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30,
        1999 AND THE PERIOD FROM FEBRUARY 11, 1998 TO SEPTEMBER 30, 1998

     The following table provides information on option grants with respect to common stock of the parent, National Australia Bank, Ltd., for the fiscal years ended September 30, 2000 and September 30, 1999 and the period from February 11, 1998 to September 30, 1998 to the named executive officers. Pursuant to applicable regulations of the Securities and Exchange commission (the "Commission"), the following table also sets forth the hypothetical value which might have been realized with respect to such options based on assumed rates of stock appreciation of 5% and 10% compounded annually from date of grant to the end of the option terms:

                                                      Individual
                                                        Grants
                               ----------------------------------------------------------

                               Number of                                                       Potential Realizable Value at
                               Securities      % of Total                                      Assumed Annual Rates of Stock
                               Underlying        Options                                       Price Appreciation for Option
                                Options        Granted to       Exercise                                 Term (e)
                      Fiscal    Granted         Employees        Price         Expiration      -----------------------------
        Name           Year       (#)         in the period      ($/Sh)           Date               5%            10%
-----------------------------------------     -------------     --------       ----------         --------     ----------
Joe K. Pickett         2000     100,000(a)         (d)           $11.54         03/23/08          $839,523     $1,361,503
                       1999     150,000(b)          1%           $18.43         03/19/04            37,500        772,500
                       1998      50,000(c)         (d)            11.81         02/26/03           160,233        332,211
----------------------------------------------------------------------------------------------------------------------------
Hugh R. Harris         2000     100,000(a)         (d)            11.54         03/23/08           839,523      1,361,503
                       1999     100,000(b)         (d)            18.43         03/19/04            25,000        515,000
                       1998      45,000(c)         (d)            11.81         02/26/03           144,210        298,990
----------------------------------------------------------------------------------------------------------------------------
Kevin D. Race          2000      60,000(a)         (d)            11.54         03/23/08           503,714        816,902
                       1999      60,000(b)         (d)            18.43         03/19/04            15,000        309,000
                       1998      35,000(c)         (d)            11.81         02/26/03           112,163        232,548
----------------------------------------------------------------------------------------------------------------------------
Mark F. Johnson        2000      40,000(a)         (d)            11.54         03/23/08           335,809        544,601
                       1999      40,000(b)         (d)            18.43         03/19/04            10,000        206,000
                       1998      30,000(c)         (d)            11.81         02/26/03            96,140        199,327
----------------------------------------------------------------------------------------------------------------------------
William Glasgow, Jr.   2000      40,000(a)         (d)            11.54         03/23/08           335,809        544,601
                       1999      40,000(b)         (d)            18.43         03/19/04            10,000        206,000
                       1998      30,000(c)         (d)            11.81         02/26/03            96,140        199,327

(a) Options granted during the fiscal year ended September 30, 2000 pursuant to National Australia Bank's Executive Share Option Plan. The options may be exercised during the period from March 23, 2003 to March 23, 2008 only if on any day during this period the total return to shareholders exceeds 65% of the exercise price. In addition, a performance hurdle based on the maximum total shareholder return of NAB relative to the total shareholder return of a group of companies during the exercise period of the options is required to be met before the options can be exercised. This group of companies is to be based on the ASX Top 50, when the options are granted. The total return includes the value of dividends and the share price growth over the relevant period.
(b) Options granted during the fiscal year ended September 30, 1999 pursuant to National Australia Bank's Executive Share Option Plan. The options may be exercised during the period from March 19, 2002 to March 19, 2004 only if on any day during this period the total return to shareholders exceeds 65% of the exercise price. The total return includes the value of dividends and the share price growth over the relevant period.
(c) Options granted during the period from February 11, 1998 to September 30, 1998 pursuant to National Australia Bank's Executive Share Option Plan. The options may be exercised during the period from February 26, 2001 to February 26, 2003 only if on any day during this period the total return to shareholders exceeds 65% of the exercise price. The total return includes the value of dividends and the share price growth over the relevant period.
(d) Represents less than 1% of the total options granted to the National's employees during the fiscal year ended September 30, 1998.
(e) These values are based on assumed rates of appreciation only. Actual gains, if any, on shares acquired on option exercises are dependent on the future performance of the National's Common Stock and in accordance with the Executive Share Option Plan. The market price of the National's common stock was $13.82, $14.64 and $12.10 at September 30, 2000, September 30, 1999 and September 30, 1998, respectively.

                  AGGREGATED OPTION EXERCISES AND OPTION VALUES
  FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 AND THE
               PERIOD FROM FEBRUARY 11, 1998 TO SEPTEMBER 30, 1998

     The following table provides information on option exercises during the fiscal years ended September 30, 2000 and September 30, 1999 and the period from February 11, 1998 to September 30, 1998 with respect to the Common Stock of the National and on the values of the named executive officers' unexercised options at September 30, 2000, September 30, 1999 and September 30, 1998:

                                    Shares                         Number of Securities                  Value of Unexercised
                                   Acquired                       Underlying Unexercised                     In-the-Money
                          Fiscal      on          Value           Options at Year-End (#)                 Options at Year-End
         Name              Year    Exercise     Realized      Exercisable        Unexercisable        Exercisable      Unexercisable
-------------------------------------------     --------      -----------        -------------        -----------      -------------

Joe K. Pickett........     2000        0           $0             0                 100,000               $0            $228,000(a)
                           1999        0            0             0                 150,000                0                    (b)
                           1998        0            0             0                  50,000                0              14,500(c)
-----------------------------------------------------------------------------------------------------------------------------------
Hugh R. Harris........     2000        0            0             0                 100,000                0             228,000(a)
                           1999        0            0             0                 100,000                0                    (b)
                           1998        0            0             0                  45,000                0              13,050(c)
-----------------------------------------------------------------------------------------------------------------------------------
Kevin D. Race.........     2000        0            0             0                  60,000                0             136,800(a)
                           1999        0            0             0                  60,000                0                    (b)
                           1998        0            0             0                  35,000                0              10,150(c)
-----------------------------------------------------------------------------------------------------------------------------------
Mark F. Johnson.......     2000        0            0             0                  40,000                0              91,200(a)
                           1999        0            0             0                  40,000                0                    (b)
                           1998        0            0             0                  30,000                0               8,700(c)
-----------------------------------------------------------------------------------------------------------------------------------
William Glasgow, Jr...     2000        0            0             0                  40,000                0              91,200(a)
                           1999        0            0             0                  40,000                0                    (b)
                           1998        0            0             0                  30,000                0               8,700(a)
-----------------------------------------------------------------------------------------------------------------------------------

(a) Value of unexercised in-the-money stock options represents the difference between the exercise price of the stock options and the closing price of the National's Common Stock on September 30, 2000.
(b) No options granted during the fiscal year ended September 30, 1999 were in-the-money at September 30, 1999.
(c) Value of unexercised in-the-money stock options represents the difference between the exercise price of the stock options and the closing price of the National's Common Stock on September 30, 1998.

LONG-TERM INCENTIVE PLANS

On November 16, 1999, HomeSide Lending, Inc. adopted a Long-Term Incentive Plan (the "1999 LTIP") for the benefit of designated members of senior management and key employees ("Participants"). The maximum aggregate amount of awards under the 1999 LTIP is $15,000,000. The Company's parent, National Australia Bank Limited, is funding the 1999 LTIP. The Company adopted the 1999 LTIP in satisfaction of commitments made by National Australia Bank in connection with its acquisition of the Company in 1998. The 1999 LTIP is intended to advance the best interests of the Company and its subsidiaries by providing annual and long-term incentives to senior management and key employees who have substantial responsibility for corporate management and growth. Specifically, the 1999 LTIP provides for performance-based cash incentive awards to senior management and key employees based on their individual contributions to the Company's achievement of specific annual net income targets, thereby increasing the personal stake of Participants in both the annual and long-term success and growth of the Company and encouraging them to remain in the employ of the Company. The 1999 LTIP is the only long-term incentive plan adopted by the Company.

The 1999 LTIP provides for awards to Participants based on a number of factors, including the size of the accumulated pool on the termination date of the 1999 LTIP, the past and continued performance of the Participant, the achievement of specific annual net income goals by the Company, and the discretion of the Plan Committee (as defined in the 1999 LTIP).

The following table sets forth an estimate of long-term incentive compensation earned by the Company's Chief Executive Officer and the Company's four most highly compensated executive officers for the fiscal year ended September 30, 2000. No long-term incentive compensation was paid to any executive officer or other Participant during fiscal years 2000 and 1999.

          LONG-TERM INCENTIVE PLANS


                                                                                 Estimated Future Payouts under non-stock
                                                                                 price-based plans (in thousands)
   -----------------------------------------------------------------------------------------------------------------------
                                  Number of
                                  shares,
                                  units or
                                  other         Performance or other period
   Name of Officer(a)             rights(b)     until maturation or payout(c)    Threshold(d)   Target(e)     Maximum(f)
   -----------------------------------------------------------------------------------------------------------------------
   Joe K. Pickett                    NA                March 31, 2001                0            N/A           $2,500
   -----------------------------------------------------------------------------------------------------------------------
   Hugh R. Harris                    NA                March 31, 2001                0            N/A            2,500
   -----------------------------------------------------------------------------------------------------------------------
   Kevin D. Race                     NA                March 31, 2001                0            N/A            1,750
   -----------------------------------------------------------------------------------------------------------------------
   Mark F. Johnson                   NA                March 31, 2001                0            N/A            1,000
   -----------------------------------------------------------------------------------------------------------------------
   William Glasgow, Jr.              NA                March 31, 2001                0            N/A            1,000
   -----------------------------------------------------------------------------------------------------------------------


(a) Pursuant to Item 402(a)3 of Regulation S-K, disclosure is made as to Mr. Pickett, Chief Executive Officer, and the Company's four most highly compensated officers other than the CEO.
(b) The 1999 LTIP does not provide for a specified number of shares, units or other rights on a per Participant basis. Rather, the Plan Committee has full discretion to allocate incentive compensation awards among Participants.
(c) The 1999 LTIP provides incentive compensation for performance over a 3-year Plan Period (as defined in the 1999 LTIP), with awards payable at the end of the Plan Period. The Plan Period commences March 31, 1998 and ends on March 31, 2001, provided however in the event the total award pool has not been earned by March 31, 2001, the Plan Period will extend to March 31, 2002. Payments to Participants will be made on or before May 15, 2001 (subject to extension in accordance with the provisions of the Plan), provided the Participants satisfies the continued employment requirement of the 1999 LTIP or the individual Participant's employment agreement, as applicable. However, payments may be made to Participants prior to that date under certain circumstances, including death, disability, retirement, termination other than for cause, resignation and transfer, subject to applicable provisions in the employment agreements of certain Participants.
(d) There is no minimum award payable under the 1999 LTIP. Rather, the Plan Committee (or, in certain instances as set forth in the Plan, individual members of the Plan Committee) has full discretion to award incentive compensation or not.
(e) The 1999 LTIP does not provide for individual target goals or specified incentive compensation payable to individual Participants for achieving any target.
(f) The 1999 LTIP does not provide for a maximum incentive compensation award. However, the table sets forth estimated maximum payouts to the named executive officers.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     Certain of the Company's executive officers including each of the named executive officers are party to employment agreements and/or non-competition agreements with the Company. The Company is therefore contractually obligated to continue to pay such salaries during the executive officer's term of employment with the Company.

     Employment Agreements with the National and the Company. In connection with the acquisition of HomeSide by the National, the National and the Company entered into employment agreements (the "Employment Agreement") with Joe K. Pickett, Hugh R. Harris, Kevin D. Race, W. Blake Wilson, Mark F. Johnson, William Glasgow, Jr. and five other officers of the Company (the "Executives"). Each Employment Agreement became effective upon the consummation of the merger with the National (the "Merger") and provides for a three-year term of employment commencing upon the consummation of the Merger. Mr. Pickett serves as Chairman and Chief Executive Officer of the Company. Mr. Harris serves as President and Chief Operating Officer of the Company. Mr. Race serves as Vice President of the Company. Mr. Wilson serves as Vice President and Chief Financial Officer of the Company. Mr. Johnson serves as Vice President, Loan Production, for the Company. Mr. Glasgow serves as Vice President, Loan Administration, for the Company.

     Pursuant to their respective Employment Agreements, Messrs. Pickett, Harris, Race, Wilson, Johnson and Glasgow each (i) receives an annual base salary of at least $450,000, $410,000, $300,000, $200,000, $230,000 and
$230,000, respectively, (ii) receives a guaranteed annual bonus of $800,000, $800,000, $337,500, $200,000, $362,500 and $362,500 respectively, payable on each of the first and second anniversaries of the Effective Time, February 10, 1998, of the Merger, (iii) is eligible to participate in the Company's annual bonus plan ("ABP"), (iv) is eligible to participate in the National's Executive Share Option Plan, and received an initial grant of options to purchase 50,000, 45,000, 35,000, 30,000, 30,000, and 30,000 NAB ordinary shares, respectively, and (v) is eligible to participate in a long-term incentive plan (funded by the National with a cash pool not in excess of $15,000,000), the first award under such plan (the "Anniversary Award") to be payable in a lump sum cash payment within 30 days following the third anniversary of the effective time of the Merger (the "Anniversary Date"), provided that the Executive is employed by the Company on the Anniversary Date. The Employment Agreements provide that the National shall cause the entire long-term incentive plan cash pool to be distributed to eligible Company executives. The Employment Agreements for the five other officers provide for annual base salaries aggregating $920,000, and guaranteed annual bonuses aggregating $512,500; and such officers will receive in the aggregate initial grants of options to purchase 120,000 NAB ordinary shares and will be eligible to participate in the Company's annual bonus plan and in the long-term incentive plan referred to in clause (v) above. The Employment Agreements also provide that each Executive will be (i) entitled to participate in employee benefit plans as may be in effect for senior executives of the Company from time to time, (ii) entitled to paid vacation in accordance with the vacation policy applicable to the Company's senior executives, (iii) reimbursed by the Company for reasonable business expenses and (iv) entitled to receive the same perquisites that such Executives received immediately prior to the Effective Time. The Employment Agreements further provide that each Executive will be eligible to participate in a nonqualified deferred compensation plan to which such Executive may elect to defer any amount of such Executive's cash compensation.

     Each Employment Agreement may be terminated by the applicable Executive for "good reason" and by the Company for "cause," as such terms are defined in the Employment Agreements, or by voluntary resignation of the Executive, upon ninety
(90) days' written notice provided the Executive waives any amounts payable under the Employment Agreement and provided further that Executive's obligations under the Confidentiality and Noncompetition Agreement (described below) to which such Executive is a party remain unaffected by such resignation. In the event that the Company terminates the Executive's employment for any reason other than cause or disability or the Executive terminates his employment for good reason, the Company is obligated to (A) pay to the Executive his Anniversary Award pursuant to the long-term incentive plan if he is terminated prior to the third anniversary of the Merger and (B) (i) pay to the Executive for the twenty-four (24) month period (the eighteen (18) month period, in the case of each Executive other than Messrs. Pickett and Harris) following the Executive's termination (the "Continuation Period"), an amount equal to his average monthly base salary for the two year period (or portion thereof) immediately preceding the date of termination, plus (ii) at the end of the Continuation Period, an amount equal to two times (1.5 times, in the case of each Executive other than Messrs. Pickett and Harris) the average of (x) the Executive's target bonus under the ABP for the year in which termination occurs and (y) the annual bonus under the ABP for the year immediately preceding the year in which termination occurs, (iii) the pro rata portion of the guaranteed annual bonus, if any, for the year of termination and (iv) the pro rata portion of Executive's ABP award for the year of termination, and (C) provide the Executive during the Continuation Period with continued coverage under the Company's health, life and disability insurance plans, provided that Executive continues to contribute the employee share of the cost applicable to such coverages. The amounts under clauses (B) (i) and (ii) and the coverage under clause (C) in the immediately preceding sentence will be payable or provided, as the case may be, only so long as the Executive complies with his obligations under the confidentiality and Noncompetition Agreement (described below) to which such Executive is a party.

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

     Each Employment Agreement provides that the Executive waives any and all rights to benefits payable under any prior severance agreement to which the Executive and the Company are parties and agrees that such severance agreement shall be void and of no further effect and shall be superseded in its entirety by the Employment Agreement.

DEFERRED COMPENSATION PLAN

     The Company has adopted that certain NAB Group - USA Deferred Compensation Plan, effective as of February 10, 1998 (the "Plan"), for the benefit of certain employees of HomeSide Lending, Inc., all of whom constitute a select group of management or highly compensated employees ("Participants"). Pursuant to the provisions of Section 2.16 of the Plan, HomeSide Lending, Inc. was designated a Participating Employer.

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

      The Company has entered into a trust agreement with SunTrust Bank pursuant to which it will fund its obligations under the plan. This type of trust instrument is commonly referred to as a "Rabbi Trust."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CAPITAL STOCK OF THE COMPANY

     All of the outstanding common stock of HomeSide Lending, Inc., consisting of 100 shares, is owned by the Parent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 23, 1998, HomeSide entered into an agreement for an unsecured revolving credit facility with the National. The facility was renewed on June 21, 2000 and June 22, 1999. Under the credit facility, HomeSide can borrow up to $2.5 billion, subject to limits imposed by regulatory authorities. As of September 30, 2000, Australian financial regulations limited the National's ability to lend funds to HomeSide, a non-bank affiliate, to approximately $2.0 billion. Borrowings under the credit facility may be overnight or for periods of 7, 30, 60 or 90 days. For overnight borrowings, the interest rate is determined by HomeSide and the National at the time of the borrowing. For LIBOR - based borrowings, the interest rate is charged at the corresponding LIBOR rate. The weighted average interest rate on outstanding borrowings under this credit facility during fiscal years ended September 30, 2000 and September 30, 1999 were 6.25% and 5.22%, respectively. HomeSide's interest expense on this facility was approximately $100.4 million for the fiscal year ended September 30, 2000.

HomeSide earned management fees charged to affiliate companies of approximately $2.5 million for the fiscal year ended September 30, 2000.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

          1. Financial Statements: See Part II, Item 8 hereof.

          2. Financial Statement Schedule and Auditors' Report

All schedules omitted are inapplicable or the information required is shown in the Consolidated Financial Statements or notes thereto.

          3. The following exhibits are submitted herewith:

Unless otherwise indicated, all Exhibits are incorporated by reference to the Parent's Registration Statement on Form S-4, No. 333-06737.

     Number       Description
     ------       -----------

      3.1      Certificate of Incorporation of HomeSide Lending, Inc. (incorporated by reference to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
      3.2***   By-Laws of HomeSide Lending, Inc.
      4.1*     Form of Indenture.

      4.2      Form of Fixed Rate Medium Term Note (incorporated by reference to the Company's Registration Statement on Form S-3, No. 333-84179).
      4.3      Form of Floating Rate Medium Term Note (incorporated by reference to the Company's Registration
               Statement on Form S-3, No. 333-84179).
      4.4      Form of Floating Rate Note (incorporated by reference to the Company's Current Report on Form 8-K filed
               June 8, 2000).
     10.1      Stock Purchase Agreement dated December 11, 1995 between HomeAmerica Capital,
               Inc. (currently known as HomeSide, Inc.) and The First National Bank of Boston
               (the "BBMC Purchase Agreement")
     10.2      Amendment No. 1, dated as of March 15, 1996, to the BBMC Purchase Agreement
     10.3      Marketing Agreement dated as of March 15, 1996 between HomeSide, Inc. and The First National Bank of
               Boston
     10.4      Repurchase of Mortgage Loan Servicing Rights Letter Agreement between The First National Bank of Boston
               (currently known as BankBoston, N.A.) and BancBoston Mortgage Corporation (currently known as
               HomeSide Lending, Inc.)
     10.5      Operating Agreement effective as of March 15, 1996 between The First National Bank of Boston (currently known as BankBoston, N.A.) and BancBoston Mortgage
               Corporation (currently known as HomeSide Lending, Inc.)
     10.6      Brokered Loan Purchase and Sale Agreement dated as of March 15, 1996 between
               BancBoston Mortgage Corporation (currently known as HomeSide Lending, Inc.) and each of The First National Bank of Boston (currently known as BankBoston N.A.), Bank of Boston Connecticut, Rhode Island Hospital Trust National Bank and Bank of Boston
               Florida, N.A.
     10.7      Master Take-Out Commitment dated as of March 15, 1996 between BancBoston
               Mortgage Corporation (currently known as HomeSide Lending, Inc.) and each of The
               First National Bank of Boston (currently known as BankBoston, N.A.), Bank of Boston
               Connecticut, Rhode Island Hospital Trust National Bank and Bank of Boston Florida, N.A.
     10.8      Neighborhood Assistance Corporation of America Mortgage Loan Take-Out
               Commitment dated as of March 15, 1996 between BancBoston Mortgage Corporation
               (currently known as HomeSide Lending, Inc.) and The First National Bank of Boston
               (currently known as BankBoston, N.A.)
     10.9-     PMSR Flow Agreement dated as of March 15, 1996 between BancBoston Mortgage
               Corporation (currently known as HomeSide Lending, Inc.) and each of The First national
               Bank of Boston (currently known as BankBoston, N.A.), Bank of Boston Connecticut,
               Rhode Island Hospital Trust National Bank and Bank of Boston Florida, N.A.
     10.10-    Mortgage Loan Servicing Agreement dated as of March 15, 1996 between BancBoston
               Mortgage Corporation (currently known as HomeSide Lending, Inc.) and each of the
               First National Bank of Boston, Bank of Boston Connecticut, Rhode Island Hospital
               Trust National Bank and Bank of Boston Florida, N.A.
     10.11     Stock Purchase Agreement dated as of March 4, 1996 between Grant America, Inc.
               (currently known as HomeSide, Inc.) and Barnett Banks, Inc. (the "BMC Purchase
               Agreement")
     10.12     Amendment No. 1, dated as of May 31, 1996, to the BMC Purchase Agreement
     10.13     Tax Indemnity Letter Agreement dated as of March 4, 1996 between Barnett Mortgage
               Company (currently known as HomeSide Holdings, Inc.) and Barnett Banks, Inc.
     10.14     Amended and Restated Shareholder Agreement dated as of May 31, 1996 among
               HomeSide, Inc. and the shareholders thereof
     10.15     Amended and Restated Registration Rights Agreement dated as of May 31, 1996 between HomeSide, Inc. and certain shareholders thereof
     10.16     Marketing Agreement dated as of May 31, 1996 between HomeSide, Inc. and Barnett Banks, Inc.
     10.17     Transitional Services Agreement dated as of may 31, 1996 between Barnett Banks, Inc.,
               Barnett Mortgage Company (currently known as HomeSide Holdings, Inc.) and
               HomeSide, Inc.
     10.18     Operating Agreement dated as of May 31, 1996 between HomeSide Lending, Inc. and
               Barnett Banks, Inc.
     10.19-    Mortgage Loan Servicing Agreement dated as of April, 1996 between HomeSide
               Lending, Inc. and Barnett Banks, Inc.

     10.20-    PMSR Flow Agreement dated as of May 31, 1996 between HomeSide Lending, Inc. and
               Barnett Banks, Inc.
     10.21     Correspondent Agreement dated May 16, 1996 between HomeSide Lending, Inc. and
               Barnett Banks, Inc.
     10.22     Delegated Underwriting Agreement dated as of May 15, 1996 between HomeSide Lending,
               Inc. and HomeSide Holdings, Inc.
     10.23*    Amended and Restated Credit Agreement dated as of January 31, 1997 among
               HomeSide Lending, Inc., Honolulu Mortgage Company, Inc., the Lenders parties thereto, and The Chase Manhattan Bank as Administrative Agent (the "Credit
               Agreement")
     10.24*    Amended and Restated Holdings Pledge Agreement dated as of January 31, 1997 between HomeSide Lending,
               Inc. and The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement
     10.25*    Amended and Restated HomeSide Lending Pledge Agreement dated as of January 31, 1997 between HomeSide Lending, Inc. and The Chase Manhattan Bank, as Administrative
               Agent for the Lenders parties to the Credit Agreement
     10.26*    Amended and Restated BMC Pledge Agreement dated as of January 31, 1997 between HomeSide Holdings, Inc.
               and The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement
     10.27     Registration Rights Agreement dated as of May 14, 1996 among HomeSide, Inc. and Merrill Lynch & Co.,
               Merrill Lynch, Pierce, Fenner & Smith Incorporated, Smith Barney Inc. and Friedman, Billings, Ramsey &
               Co., Inc.
     10.28*    Amended and Restated Holdings Guaranty dated as of January 31, 1997 by HomeSide, Inc. in favor of The
               Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit Agreement
     10.29*    Amended and Restated HomeSide Lending Guaranty dated as of January 31, 1997 by HomeSide Lending, Inc. in favor of The Chase Manhattan Bank, as Administrative Agent for the Lenders parties to the Credit
               Agreement
     10.30*    Amended and Restated Subsidiaries Guaranty dated as of January 31, 1997 by each of SWD Properties, Inc.,
               Stockton Plaza, Inc., HomeSide Lending Mortgage Securities, Inc. and Honolulu Mortgage Company, Inc. in
               favor of The Chase Manhattan Bank, as Administrative Agent   for the Lenders parties to the Credit
               Agreement
     10.31*    Amended and Restated BMC Guaranty dated as of January 31, 1997 by HomeSide
               Holdings, Inc. in favor of The Chase Manhattan Bank, as Administrative Agent for the
               Lenders parties to the Credit Agreement
     10.32*    Amended and Restated Security and Collateral Agency Agreement dated as of January
               31, 1997 between HomeSide Lending, Inc. and The Chase Manhattan Bank, as
               Administrative Agent for the Lenders parties to the Credit Agreement
     10.33*    Amended and Restated Security and Collateral Agency Agreement dated as of January
               31, 1997 between Honolulu Mortgage Company, Inc. and The Chase Manhattan Bank,
               as Administrative Agent for the Lenders parties to the Credit Agreement
     10.34*    Amended and Restated Security and Collateral Agency Agreement dated as of January
               31, 1997 between HomeSide Holdings, Inc. and The Chase Manhattan Bank, as
               Administrative Agent for the Lenders parties to the Credit Agreement
     10.35     Intercreditor Agreement dated as of May 31, 1996 between HomeSide Lending, Inc. HomeSide Holdings, The
               Bank of New York, as Trustee, and The Chase Manhattan Bank, as Administrative Agent under the Credit
               Agreement
     10.36     HomeSide, Inc. Time Accelerated Restricted Stock Option Plan
     10.37     HomeSide, Inc. Non-Qualified Stock Option Plan
     10.38     Class B Non-Voting Common Stock Issuance Agreement dated as of March 14, 1996 between HomeSide, Inc. and Smith Barney Inc.
     10.39     Transitional Services Agreement dated as of March 15, 1996 between The First National
               Bank of Boston (currently known as BankBoston, N.A.) and BancBoston Mortgage
               Corporation (currently known as HomeSide Lending, Inc.)
     10.40     Transitional Services Agreement dated as of March 15, 1996 between The First National
               Bank of Boston (currently known as BankBoston, N.A.) and BancBoston Mortgage corporation (currently known as HomeSide Lending, Inc.)
     10.41     Management Agreement dated as of March 15, 1996 between BancBoston Mortgage
               Corporation (currently known as HomeSide Lending, Inc.) and The First National Bank of Boston (currently known as BankBoston, N.A.)

     10.42     Management Agreement dated as of March 15, 1996 between BancBoston Mortgage Corporation
               (currently known as HomeSide Lending, Inc.) and Thomas H. Lee Company
     10.43     Management Agreement dated as of March 15, 1996 between BancBoston Mortgage Corporation
               (currently known as HomeSide Lending, Inc.) and Madison Dearborn Partners, Inc.
     10.44     Management Stockholder Agreement dated as of May 15, 1996 between HomeSide, Inc., The First National
               Bank of Boston (currently known BankBoston, N.A.), Thomas H. Lee Equity Fund III, L.P. and certain affiliates thereof, Madison Dearborn Capital Partners, L.P. and certain employees of HomeSide Lending, Inc.
               and its subsidiaries
     10.45     Management Agreement dated as of May 31, 1996 between HomeSide Lending, Inc. and Barnett Banks, Inc.
     10.46     Form of HomeSide Severance Agreement
     10.47     Loan and Security Agreement dated January 15, 1997 between HomeSide Lending, Inc.
               and The Chase Manhattan Bank (incorporated by reference to Parent's Registration Statement on Form S-1
               Registration No. 333-17685).
     10.48*    First Amendment dated February 28, 1997 to Loan and Security Agreement dated
               January 15, 1997 between HomeSide Lending, Inc. and The Chase Manhattan Bank
     10.49*    Second Amendment dated March 31, 1997 to Loan and Security Agreement dated
               January 15, 1997 between HomeSide Lending, Inc. and The Chase Manhattan Bank.
     10.50*    Loan and Security Agreement dated March 14, 1997 between HomeSide Lending, Inc.
               and Merrill Lynch Mortgage Capital Inc.
     10.51*    First Amendment dated March 31, 1997 to Loan and Security Agreement dated  March
               14, 1997 between HomeSide Lending, Inc. and Merrill Lynch Mortgage Capital Inc.
     10.52*    Third Amendment dated April 11, 1997 to Loan and Security Agreement dated January
               15, 1997 between HomeSide Lending, Inc. and The Chase Manhattan Bank.
     10.53*    Second Amendment dated April 14, 1997 to Loan and Security Agreement dated March
               14, 1997 between HomeSide Lending, Inc. and Merrill Lynch Mortgage Capital Inc.
     10.54*    Fourth Amendment dated April 29, 1997 to Loan and Security Agreement dated January
               15, 1997 between HomeSide Lending, Inc. and The Chase Manhattan Bank.
     10.55*    Third Amendment dated April 29, 1997 to Loan and Security Agreement dated March
               14, 1997 between HomeSide Lending, Inc. and Merrill Lynch Mortgage Capital Inc.
     10.56     Amendment dated as of September 30, 1997 to the Credit Agreement dated as of January
               31, 1997 (incorporated by reference to Quarterly Report on Form 10-Q of Parent for Quarter ended
               November 30,1997).
     10.57*    Second Amendment dated as of December 31, 1997 to the Credit Agreement dated as of
               January 31, 1997.
     10.58*    Employment Agreement and Confidentiality and Non-Competition Agreement, each dated as of October 25, 1997, each between HomeSide Lending, Inc. and Joe K. Pickett.
     10.59*    Employment Agreement and Confidentiality and Non-Competition Agreement, each dated as of October 25, 1997, each between HomeSide Lending, Inc. and Hugh R. Harris.
     10.60*    Employment Agreement and Confidentiality and Non-Competition Agreement, each dated as of October 25, 1997, each between HomeSide Lending, Inc. and Kevin D. Race.
     10.61*    Employment Agreement and Confidentiality and Non-Competition Agreement, each dated as of October 25, 1997, each between HomeSide Lending, Inc. and William Glasgow.
     10.62*    Employment Agreement and Confidentiality and Non-Competition Agreement, each dated
               October 25, 1997, each between HomeSide Lending, Inc., and Mark F. Johnson.
     10.63**   HomeSide Lending, Inc. Long Term Incentive Plan.
     10.64**   NAB Group - USA Deferred Compensation Plan, effective February 10, 1998.
     10.65**   Revolving Credit Agreement dated as of October 18, 1999 among HomeSide Lending, the lenders thereto and
               Chase Manhattan Bank as Administrator.
     10.66     Unsecured Revolving Credit Agreement and Promissory Note dated June 23, 1998 between HomeSide
               Lending, Inc. and National Australia Bank (incorporated by reference to the Company's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1998).
     10.67     First Amendment dated June 22, 1999 to Unsecured Revolving Credit Agreement dated June 23, 1998 between HomeSide Lending , Inc. and National Australia Bank Limited (incorporated by reference to the
               Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

     10.68     Amended and Restated Renewal Promissory Note dated June 22, 1999 between HomeSide Lending, Inc. and
               National Australia Bank Limited (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
     10.69***  Second Amendment dated June 21, 2000 to Unsecured Revolving Credit Agreement between HomeSide
               Lending, Inc. and National Australia Bank Ltd.
     10.70***  Second Amended and Restated Renewal Promissory Note dated June 21, 2000 between HomeSide Lending,
               Inc. and National Australia Bank, Ltd.
     10.71***  Revolving Credit Agreement dated as of October 16, 2000 among HomeSide Lending, the lenders thereto and
               Chase Manhattan as Administrator.
     10.72***  Trust under NAB Group - USA Deferred Compensation Plan Dated as of July 6, 2000 between HomeSide
               Lending Inc, and SunTrust Bank.
     12.1***   Computation of the ratio of earnings to fixed charges.
     21.1***   List of subsidiaries of HomeSide Lending, Inc.
     23.1***   Consent of KPMG LLP.
     23.2***   Consent of Arthur Andersen LLP
     27.1***   Financial Data Schedule

----------------

     * Incorporated by reference to Exhibits of HomeSide Lending, Inc.'s Registration Statement on Form S-1, Registration No. 333-21193
     - Portions of this Exhibit have been omitted pursuant to an order by the Securities and Exchange Commission granting confidential treatment.
     ** Incorporated by reference to Annual Report on Form 10-K of the Company for the fiscal year ended September 30, 1999.
     *** Filed Herewith.

(b) Reports on form 8-K

     HomeSide filed no reports on form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              HOMESIDE LENDING, INC.
                                              ----------------------------------
                                              (Registrant)

                                              By: /s/
                                                  ------------------------------
                                                  Joe K. Pickett
                                                  Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         SIGNATURE                           TITLE                                                                  DATE
         ---------                           -----                                                                  ----

/s/                                     Chairman of the Board                                                 December 22, 2000
--------------------------------
     Joe K. Pickett

/s/                                     Chief Executive Officer and Director                                  December 22, 2000
--------------------------------
     Hugh R. Harris

/s/                                     President and Chief Operating Officer and Director                    December 22, 2000
--------------------------------
     Kevin D. Race

/s/                                     Executive Vice President, Chief Financial Officer, and Director       December 22, 2000
--------------------------------
     W. Blake Wilson

/s/                                     Executive Vice President, Secretary and Director                      December 22, 2000
--------------------------------
     Robert J. Jacobs