Form 10-Q
period 2000-12-31
HOMESIDE LENDING INC
filed 2001-02-14
CIK 1031258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                  No.)

                   7301 BAYMEADOWS WAY, JACKSONVILLE, FL 32256
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (904) 281-3000
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                       - -    --


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at February 14, 2001
           -----                                --------------------------------

Common stock $1.00 par value                                100 shares

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                             HOMESIDE LENDING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                             DECEMBER 31,     SEPTEMBER 30,
                                                                2000              2000
                                                           ---------------- ----------------
   ASSETS

   Cash and cash equivalents                                 $      59,022      $   110,737
   Mortgage loans held for sale, net                             1,329,690        1,441,216
   Mortgage servicing rights, net                                4,423,013        4,464,312
   Risk management instruments at fair value                       280,907                -
   Early pool buyout advances                                      126,657          141,255
   Accounts receivable, net                                        333,346          324,028
   Premises and equipment, net                                      82,276           80,052
   Goodwill, net                                                   588,656          597,228
   Other assets                                                     85,881           93,414
                                                           ---------------- ----------------
   Total Assets                                              $   7,309,448      $  7,252,242
                                                           ================ ================


   LIABILITIES AND STOCKHOLDER'S EQUITY

   Accounts payable and accrued liabilities                  $     677,810      $   581,361
   Notes payable                                                 2,939,000        3,235,400
   Long-term debt                                                2,020,649        1,757,813
   Deferred income taxes, net                                      323,151          310,672
                                                           ---------------- ----------------
   Total Liabilities                                             5,960,610        5,885,246
                                                           ---------------- ----------------

   Stockholder's Equity:
   Common stock:
     Common stock, $1.00 par value, 100 shares
       authorized, issued, and outstanding,
       all pledged as collateral on the long-term debt
       of the Parent                                                     -                -


   Additional paid-in capital                                    1,342,541        1,342,541
   Retained earnings                                                 9,263           24,455
   Accumulated other comprehensive income                           (2,966)               -
                                                           ---------------- ----------------


   Total Stockholder's Equity                                    1,348,838        1,366,996
                                                           ---------------- ----------------

   Total Liabilities and Stockholder's Equity                $   7,309,448      $ 7,252,242
                                                           ================ ================







         The accompanying notes are an integral part of these financial statements.

                             HOMESIDE LENDING, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                                      FOR THE THREE       FOR THE THREE
                                                       MONTHS ENDED        MONTHS ENDED
                                                    DECEMBER 31, 2000    DECEMBER 31, 1999
                                                    ------------------   -----------------


        REVENUES:

        Mortgage servicing fees                           $208,198         $171,198
        Amortization of mortgage servicing rights        (120,262)         (97,528)
        Risk management of mortgage servicing rights         7,050               -
                                                       ------------   --------------
           Net servicing revenue                            94,986          73,670


        Interest income                                     28,684           36,165
        Interest expense                                   (45,454)         (33,151)
                                                       ------------   --------------
            Net interest (expense) revenue                 (16,770)           3,014

        Net mortgage origination revenue                    22,623           17,008
        Other income                                         5,803              863
                                                       ------------   --------------
            Total Revenues                                 106,642           94,555


        EXPENSES:

        Salaries and employee benefits                      29,879           29,818
        Occupancy and equipment                              9,838            8,550
        Servicing losses on investor-owned loans
           and foreclosure-related expenses                 10,091            8,368
        Goodwill amortization                                8,572            8,797
        Other expenses                                      19,357           13,325
                                                       ------------   --------------
            Total Expenses                                  77,737           68,858


        Income before income taxes and cumulative
        effect of a change in accounting principle          28,905           25,697
        Income tax expense                                  13,666            5,777
                                                       ------------   --------------
        Income before cumulative effect of a change
        in accounting principle                             15,239           19,920

        Cumulative effect of a change in accounting
        for derivative instruments and hedging
        activities, net of income tax expense of $507          883                -
                                                       ------------   --------------


        Net income                                          16,122           19,920
                                                       ------------   --------------
        Other comprehensive income, net of tax:
          Cumulative effect of a change in
          accounting for derivative
          instruments and hedging activities               (9,133)                -
          Net losses on current period cash flow
          hedges                                           (2,915)                -
          Less: reclassification adjustment for
          losses included in net
          income                                             9,082                -
                                                       ------------   --------------

        Other comprehensive income                         (2,966)                -
                                                       ------------   --------------
        Comprehensive income                               $13,156          $19,920
                                                       ============   ==============

         The accompanying notes are an integral part of these financial statements.

                             HOMESIDE LENDING, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                      FOR THE THREE       FOR THE THREE
                                                       MONTHS ENDED        MONTHS ENDED
                                                    DECEMBER 31, 2000    DECEMBER 31, 1999
                                                    ------------------   -----------------

        CASH FLOWS  PROVIDED BY OPERATING ACTIVITIES:

        Net income                                      $   16,122        $  19,920
        Adjustments to reconcile net income to net
        cash provided by operating activities:

          Amortization of mortgage servicing rights        120,262           97,528

          Depreciation and amortization                     13,288           12,505
          Cumulative effect of a change in accounting
          for derivative instruments
          and hedging activities, net                        (883)                -
          Change in fair value of derivative and
          hedge instruments, net                          (15,074)                -
          Valuation provision                               10,500                -
          Servicing losses on investor-owned loans           3,560            2,530
          Change in deferred income tax liability           11,048            5,781
          Origination, purchase and sale of loans
          held for sale, net of Repayments                 125,026          112,334
          Change in accounts receivable                   (13,122)         (35,769)
          Change in other assets and accounts payable
          and accrued liabilities                          140,338          (4,983)
                                                       ------------   --------------
        Net cash provided by operating activities          411,065          209,846


        CASH FLOWS USED IN INVESTING ACTIVITIES:

        Purchase of premises and equipment, net            (6,082)          (6,251)
        Acquisition of mortgage servicing rights         (437,385)        (234,919)
        Net cash provided from (used for) risk
        management contracts                                45,605        (138,807)
        Net early pool buyout reimbursements                14,410           94,996
                                                       ------------   --------------
        Net cash used in investing activities            (383,452)        (284,981)

        CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:


        Net (repayments to) borrowings from banks         (61,400)          494,599
        Issuance of commercial paper, net of
        repayments                                       (235,000)           17,354
        Issuance of medium-term notes                      250,000                -
        Payment of debt issue costs                        (1,536)          (2,122)
        Repayment of long-term debt                           (79)            (221)
        Dividends paid to Parent                          (31,313)         (31,313)
                                                       ------------   --------------
        Net cash (used in) provided by financing
        activities                                        (79,328)          478,297

        Net (decrease) increase in cash and cash
        equivalents                                       (51,715)          403,162
        Cash and cash equivalents at beginning of
        period                                             110,737          202,859
                                                       ------------   --------------

        Cash and cash equivalents at end of period      $   59,022        $ 606,021
                                                       ============   ==============

        Supplemental disclosure of cash flow
        information:
        Interest paid                                   $   44,734        $  32,426


        Income taxes paid                               $        2        $       3

        Income taxes refunded                           $       14        $       7

        Impact of cash flow hedges on other
        comprehensive income, net                       $    2,966        $       -




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

Operating results for the three-month periods ended December 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal year ended September 30, 2000 of HomeSide Lending, Inc.

2.    CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and cash due from banks and interest-bearing deposits with an original maturity of three months or less. Margin deposits associated with the risk management program for mortgage servicing rights are maintained with counterparties and the Company in accordance with the requirements of International Swap Dealer Agreements. At December 31, 2000 counterparty margin deposits with the Company were approximately $156.3 million. At September 30, 2000, the Company's margin deposits with counterparties totaled approximately $84.0 million.

3.    MORTGAGE SERVICING RIGHTS

The change in the balance of mortgage servicing rights was as follows (in thousands):


Balance, September 30, 2000  $4,464,312
Additions                       437,385
Change in value due to
hedged risk                   (347,922)
Amortization                  (120,262)
Valuation provision            (10,500)
                             ------------
Balance, December 31, 2000   $4,423,013
                             ============


4. RISK MANAGEMENT AND THE ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has developed risk management programs and processes designed to manage market risk associated with the Company's business activities. As more fully described herein, interest rate risk is a predominant risk that further influences a number of other business risks such as pricing risk, prepayment risk, valuation risk, balance sheet management and funding risk. As part of its risk management programs, the Company utilizes a number of derivative instruments to manage these risks.

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, standardizes the accounting for derivative instruments and hedging activities and requires that all derivative instruments be recognized as assets and liabilities at fair value. If certain conditions are met, "hedge accounting" may be applied and the derivative instruments may be specifically designated as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedge"), (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction ("cash flow hedge") or (c) a hedge of certain foreign currency exposures. In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current earnings along with the change in value of the designated hedge item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income ("OCI"), until such time that earnings are affected by the variability of the cash flows of the underlying hedged item. In either a fair value hedge or a cash flow hedge, net earnings are impacted to the extent the changes in the value of the derivative instruments do not perfectly offset the changes in the value of the hedge items (so called "ineffectiveness"). Derivative instruments that are non-designated or do not meet the relevant hedge accounting criteria are accounted for at fair value with gains and losses recorded to current earnings. The Company is not a party to any foreign currency hedge relationships.

Effective with its first fiscal quarter beginning October 1, 2000, the Company adopted SFAS 133 as required. Accordingly, all derivative instruments are recognized on balance sheet at fair value and are either designated as fair value hedges, cash flow hedges, or are non-designated pursuant to the Company's risk management policies. At October 1, 2000, the Company recognized a cumulative-effect transition adjustment of $1.4 million to increase pre-tax income for the effect of the change in accounting principle. Additionally, the Company recognized a pre-tax cumulative-effect transition adjustment to reduce OCI by $14.4 million. The transition adjustments are more fully explained in the following sections along with the risk management activities and hedge accounting results for the quarter ended December 31, 2000.

Risk Management of Loan Production Activities

Loan production activities include the origination or acquisition of mortgage loans, the warehousing of those loans in inventory and the resale of those loans to investors in the secondary mortgage market. The Company maintains a risk management program to protect and manage interest rate risk and pricing risk associated with its mortgage committed pipeline and mortgage inventory. The Company does not presently originate or acquire loans for investment (portfolio) purposes.

Mortgage Pipeline:

The Company's mortgage committed pipeline includes interest rate lock commitments ("IRLCs") that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. All of the Company's IRLCs will be classified as held for sale upon funding of the underlying loan. Effective with the adoption of SFAS 133, the Company classifies and accounts for IRLCs as non-designated derivative instruments. Accordingly, IRLCs are recorded at fair value with changes in value recorded to current earnings. Risk management derivative contracts used to economically hedge the IRLCs are also classified and accounted for as non-designated derivatives. In summary, since a derivative instrument cannot hedge another derivative instrument (for accounting purposes) the pipeline is effectively accounted for as a mark-to-market book of business.

The fair value of the Company's IRLCs generally approximate zero at inception (the lock-in date) since the Company's practice is to extend loan commitments at market rates of interest and to exclude from its fair value calculation the normal profit margin associated with the future loan execution. The future loan execution involves the sale of the loan and, typically, the retention of the servicing rights. IRLCs have value characteristics that are somewhat analogous to certain option contracts in that the commitments tend to: (i) decrease in value at an accelerating rate as interest rates increase and the probability of the borrower's loan closing increases, and (ii) increase in value at a decelerating rate as interest rates decline and the probability of the borrower's loan closing decreases. The Company manages the interest rate and pricing risks associated with its IRLCs using mortgage forward delivery contracts, options on mortgage-backed securities and certain treasury instruments. The Company's risk management program employs the use of financial modeling to maintain a high degree of economic correlation between the changes in values of the IRLCs and the related non-designated hedges. However, due to imprecisions in projecting the timing and rate of loan closings (which are influenced by borrower behavior), some level of economic ineffectiveness can be expected.

Following is a summary of the net ineffectiveness recognized on non-designated risk management hedging relationships related to the pipeline at December 31, 2000 (in thousands):


Gains on IRLCs recognized to income                 $    17,692
Losses on mortgage forward delivery contracts          (13,818)
Losses on options contracts                             (1,546)
                                                   ------------
   Total losses recognized to income                   (15,364)

Net ineffectiveness recognized on non-designated
derivatives                                         $     2,328
                                                    ============

Gains on interest rate lock commitments represent increases in the value of the commitments from the rate-lock inception date to the loan funding date (for those commitments that are funded), or to the current reporting date for those IRLCs that are open at December 31, 2000. The basis of the IRLCs at the loan funding date, representing cumulative gains or losses on the IRLCs, is included as a component of the initial cost basis of the loans. Approximately $11.1 million of the gains recognized on IRLCs (reported above) were applied to the initial basis of the underlying loans funded and are included in the carrying amount of loans held for sale at December 31, 2000. The balance of the gains totaling $6.6 million are recognized as open derivative contracts at December 31, 2000 and are recorded at fair value in the consolidated balance sheets. During the quarter ended December 31, 2000, net gains of $7.0 million attributable to pipeline hedging results were recognized to earnings. Approximately $4.7 million of the net gains relates to transactions that were settled during the quarter while the balance of $2.3 million relates to the risk management relationships presented above. The net ineffectiveness of non-designated risk management relationships (related to the pipeline) is included in net mortgage origination revenue in the accompanying consolidated statements of income.

Mortgage Inventory

The Company's mortgage inventory includes closed loans that are held for resale pending completion of normal post-closing review, collateral document preparation and other pooling requirements necessary to consummate the sale and/or securitization. Based on the status of such, as well as historical delivery patterns and investor settlement dates, the Company is able to forecast the amount and timing of loan sales. Approximately $1.21 billion of the Company's loans at December 31, 2000 are conforming loans which have been underwritten pursuant to the requirements of the secondary marketing agencies (FNMA, FHLMC or GNMA as appropriate). The Company's risk management program involves the use of mortgage forward delivery contracts to hedge 100% of its agency-eligible conforming loans as forecasted loan sales. At December 31, 2000, a total of $1.21 billion of mortgage forward delivery contracts were designated as cash flow hedges. At the inception of the hedge, the Company formally documents the relationship between the forward delivery contracts and the forecasted loan sales as well as its risk management objective and strategy for undertaking the hedge transactions. The dollar amount of the forward delivery contracts along with the underlying rate and terms of the contracts are equivalent to the forecasted loan sales that are probable of occurring. Hence, the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and pricing risk to the Company. Cumulative losses related to the hedge instruments in the amount of $4.7 million were recorded in OCI at December 31, 2000 and will be reclassified to earnings during the next 90 days, concurrent with the recognition in earnings of the changes in cash flows of the forecasted loans sales. Pursuant to SFAS 133, the unrealized gains (representing the expected offset from the variability in cash flows) associated with the forecasted loan sales are not recorded in the consolidated balance sheet at December 31, 2000 but are represented as a component of the fair value of loans held for sale in excess of their carrying value.

Mortgage loans held for sale at December 31, 2000 include non-conforming loans aggregating $113 million which will be sold to non-agency, private investors. During the three-month period ended December 31, 2000, losses of $0.4 million on non-designated mortgage forward delivery contracts maintained as economic hedges of non-conforming loans were recorded to earnings and are included in net mortgage origination revenue in the accompanying consolidated statement of income.

 The fair values of risk management hedging relationships at December 31, 2000 are as follows (in thousands):


Mortgage Pipeline:
IRLCs at period end                                       $  6,581
Non-designated mortgage forward delivery contracts        (13,818)
Options on mortgage-backed securities                          159
                                                    ---------------
   Total fair value of pipeline derivatives                (7,078)
                                                    ===============



Mortgage Inventory:
Designated mortgage forward delivery contracts              (4,670)
Non-designated mortgage forward delivery contracts            (429)
                                                    ---------------
   Total fair value of derivatives related to
   inventory                                                (5,099)

Net liability recorded for fair value derivatives      $   (12,177)
                                                    ===============

Carrying value of mortgage loans held for sale         $ 1,329,690
Fair value of loans held for sale                        1,342,361
                                                    ---------------
     Unrealized gains in mortgage inventory            $    12,671
                                                    ===============

Transition Adjustments and Current Period Activity in OCI

As discussed above, the cumulative effect of the adoption of SFAS 133 was to increase pre-tax net income by $1.4 million. This amount relates solely to the mortgage pipeline at October 1, 2000 and represents the net effect of the adjustments necessary to record IRLCs and the related non-designated derivatives at fair value.

The pre-tax cumulative-effect transition adjustment to reduce OCI by $14.4 million relates solely to the hedging activities of the mortgage inventory at October 1, 2000. Specifically, this amount represents the cumulative losses (to September 30, 2000) of mortgage forward delivery contracts that were off-balance sheet prior to the adoption of SFAS 133. Such cumulative losses did not exceed cumulative unrealized gains in the designated mortgage inventory at October 1, 2000. Pursuant to the requirements of SFAS 133, cumulative losses in OCI of $14.3 million were reclassified to earnings during the three-month period ended December 31, 2000, concurrent with the recognition of the gains (or favorable variability in cash flows) of the related forecasted loan sales that were settled. Gains and losses on such hedge relationships are included in net mortgage origination revenue in the accompanying consolidated statement of income. Activity in OCI related to cash flow hedges of forecasted loan sales is summarized as follows for the quarter ended December 31, 2000 (in thousands):

                                                                      Tax
                                                      Before-tax   (expense)  Net-of-tax
                                                        Amount    or benefit    amount
                                                      ------------------------------------
Balance at September 30, 2000                         $        -  $      -     $      -
Cumulative effect of a change in accounting for
derivative instruments and hedging activities           (14,383)      5,250     (9,133)
Reclassification of losses to net income                  14,302    (5,220)       9,082
Net losses on current period cash flow hedges            (4,589)      1,674     (2,915)
                                                      ------------------------------------
Balance at December 31, 2000                          $  (4,670)  $   1,704    $(2,966)
                                                      ====================================

Risk Management of Mortgage Servicing Rights

HomeSide utilizes a number of risk management derivative instruments to manage the interest rate risk associated with its mortgage servicing rights. Such instruments include interest rate swaps, swaptions and caps, mortgage forward delivery contracts, options on mortgage-backed securities, and options and futures on exchange traded Treasury and Eurodollar contracts. Given the unique value determinants and convexity of mortgage servicing rights, management uses a combination of derivative instruments to construct a hedge portfolio that is intended to provide effective protection of the value of the Company's mortgage servicing rights from interest rate risk.

Pursuant to the requirements of SFAS 133, mortgage servicing rights are stratified into portfolios of similar assets based on their price sensitivity such that the mortgage servicing rights in a given portfolio can be expected to respond in a generally proportionate manner to the expected changes in the total value of the designated portfolio. The Company uses vendor provided valuation models to determine the price sensitivity of the mortgage servicing rights for selected rate shock scenarios such that individual portfolios can be established and qualify for hedge designation (hereinafter referred to as the "designated portfolios"). Certain mortgage servicing rights with dissimilar value determinants and unique convexity profiles may fail to meet the Company's price sensitivity criteria and are excluded from the portfolios that are designated for hedging (such portfolios are hereinafter referred to as "non-designated portfolios").

The Company's risk-management derivative contracts are designated as fair value hedges of the designated mortgage servicing rights (designated portfolios). As permitted by SFAS 133, the "hedged risk" is defined and measured as the change in value of the designated portfolios due to changes in benchmark interest rates. For its monthly hedge periods in the quarter ended December 31, 2000, the Company defined swap rates as the designated benchmark interest rate. At the inception of the hedge period, the Company formally documents the relationship between the hedging instruments and the hedged items (representing the individual designated portfolios described above), as well as its risk-management objective and strategy for undertaking the hedging relationships. The Company employs statistical correlation techniques - both at the inception of the hedge period and on an ongoing basis - to formally assess its expectation that changes in the value of the derivative contracts will be highly effective in offsetting changes in the value of the designated hedge portfolios. In its assessment of hedge effectiveness, the Company excludes the change in the value of the derivative contracts due to time decay (theta) which is recorded to current earnings. During the three-month period ended December 31, 2000, the Company's hedging relationships were highly effective. Accordingly, the increase in the value of the designated derivative contracts (net of theta) of $370.4 million was recorded to earnings along with the decrease in the value of the designated mortgage servicing rights (due to the benchmark interest rate) of $347.9 million.

HomeSide's risk management program also employs the use of non-designated derivative contracts that are used to provide a level of economic offset against the value changes attributable to the non-designated portfolios that do not qualify for hedge accounting treatment under SFAS 133. Additionally, the Company is party to certain risk management strategies that are structured to mitigate yield curve risk and to provide a level of economic offset to the time decay (theta). These non-designated derivatives are marked-to-market with changes in value recorded to earnings.

Risk management results related to mortgage servicing rights for the quarter ended December 31, 2000 are summarized below and are included in the caption entitled risk management of mortgage servicing rights in the accompanying consolidated statements of income (in thousands):


Gains on designated derivative contracts             $  370,419
Decrease in value of designated mortgage servicing
rights                                                (347,922)
                                                     ------------
Net hedge ineffectiveness                                22,497


Non-designated derivatives and excluded component
(time decay)                                            (4,947)
Valuation provision on non-designated portfolio        (10,500)
                                                     ------------
Total risk management of mortgage servicing rights   $    7,050
                                                     ============


The fair value of the Company's derivative instruments used in the risk management of mortgage servicing rights are as follows at December 31, 2000 (in thousands):


Derivatives designated as fair value hedges          $  169,425

Non-designated derivatives related to
non-designated portfolios                            $  110,426

Risk Management of Corporate Funding

To meet its funding requirements, the Company periodically issues fixed-rate, medium-term notes which are converted to floating-rate debt as part of its Corporate funding strategies. As of the quarter ended December 31, 2000, the Company had $750 million of fixed-rate, medium term notes that had been swapped to floating rates of interest with $750 million in notional interest rate swaps. The Company has designated the interest rate swaps as fair value hedges of the change in value of the medium-term notes due to LIBOR interest rates. At the inception of the hedge, the Company formally documents the hedging relationships between the hedge instruments and the hedged items, as well as the risk management objectives and strategy for undertaking the hedge transactions. The medium-term notes are not prepayable and the key terms of the interest rate swaps are equivalent to those of the medium-term notes. Accordingly, the Company expects that changes in the value of the interest rate swaps will offset the changes in the value of the fixed-rate debt attributable to LIBOR interest rates. During the quarter ended December 31, 2000, the value of the interest rate swap contracts increased by $13.4 million and offset the changes in the fair value of the medium-term notes due to the hedge risk. The fair value of interest rate swap contracts designated as fair value hedges of medium-term notes was $13.2 million at December 31, 2000.

Termination of Hedging Relationships

The Company employs a number of risk management monitoring procedures to ensure that the designated hedging relationships are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer effective or expected to be effective in offsetting changes in the fair value or cash flows of the hedge item, or if a forecasted transaction is no longer probable of occurring. When hedge accounting is discontinued, the Company continues to carry the derivative instruments at fair value with changes in their value recorded to earnings. However, in the case of a fair value hedge that is discontinued, the carrying amount of the previously hedged asset or liability may not be adjusted for changes in their fair value, except in the case where a decline in fair value creates impairment to the Company. In the case of a cash flow hedge of a forecasted transaction that is no longer probable of occurring, gains and losses that were previously accumulated in other comprehensive income are immediately recognized to earnings. During the three months ended December 31, 2000, no hedging relationships were terminated.

Fair Value of Derivative Instruments

Derivative Contracts: The fair value of mortgage forward delivery contracts, options on mortgage-backed securities and exchange traded futures and options on Treasury and Eurodollar contracts are determined based on market quotes. Interest rate swaps, swaptions and caps are determined based on discounted valuation models and are periodically validated against dealer quotes.

Interest Rate Lock Commitments Classified as Derivatives: The fair value of interest rate lock commitments is determined using a vendor provided valuation model which references market quotes of the underlying mortgages. The valuation model also considers a number of other key value determinants including the remaining commitment period, the rate of the commitment in relation to current market rates, interest rate volatility and the probability of the loan closing. The probability of the loan closing is estimated based on historical pull-through rates which are stored in matrix detail within the model database by product type for an established set of interest rate shock scenarios. The fair value of the Company's IRLCs generally approximate zero at inception (the lock-in date) since the Company's practice is to extend loan commitments at market rates of interest and to exclude from its fair value calculation the normal profit margin associated with the future loan sale transactions.

5.      NOTES PAYABLE

Notes payable consist of the following (in thousands):




                                                   WEIGHTED AVERAGE INTEREST RATE
                                                   ------------------------------
                               TOTAL OUTSTANDING   AT PERIOD END   DURING THE PERIOD
                               -----------------   -------------   -----------------
December 31, 2000:
Commercial paper                      $1,265,000       6.66%               6.63%
National Australia Bank
unsecured facility                     1,674,000       6.76%               6.70%
                                  ---------------
  Total                               $2,939,000
                                  ===============

September 30, 2000:
Commercial Paper                     $ 1,500,000       6.63%               6.16%
National Australia Bank
Unsecured Facility                     1,735,400       6.70%               6.25%
                                  ---------------
  Total                               $3,235,400
                                  ===============



HomeSide has established a $1.5 billion commercial paper program which is supported by an independent syndicate of banks under a credit facility. On October 16, 2000, HomeSide entered into a $1.5 billion back-up credit facility. This agreement replaces HomeSide's previous bank credit facility and will terminate on October 15, 2002. Borrowings under the credit facility bear interest at rates per annum, based on, at HomeSide's option, (i) the Eurodollar rate plus an applicable margin, (ii) the greater of the federal funds rate plus an applicable margin or the prime rate, (iii) in the case of swingline loans, the federal funds rate plus an applicable margin, or (iv) in the case of competitive bid loans, the lowest competitive Eurodollar or fixed rate submitted by a bidding lender. The primary purpose of this credit facility is to provide liquidity back-up for HomeSide's $1.5 billion commercial paper program. The outstanding commercial paper reduces available borrowings under the credit facility. At December 31, 2000, there were no amounts outstanding under the credit facility.

 HomeSide's unsecured revolving credit facility with the National provides short-term funding up to $2.5 billion, subject to limits imposed by the National's regulatory authorities. As of December 31, 2000, the National's limit to lend funds to HomeSide, a non-bank affiliate, was approximately $2.0 billion. Borrowings under the credit facility may be overnight or for periods of 7,30,60 or 90 days. For overnight borrowings, the interest rate is determined by the National at the time of the borrowing. For LIBOR - based borrowings, the interest rate is charged at the corresponding LIBOR rate.

6.    LONG-TERM DEBT

Medium-term notes

As of December 31, 2000, outstanding medium-term notes issued by HomeSide Lending under its shelf registration statement were as follows (in thousands):

                       OUTSTANDING
    ISSUE DATE           BALANCE          COUPON RATE       MATURITY DATE
    ----------         -----------        -----------       -------------

June 30, 1997          $ 200,000             6.88%           June 30, 2002

June 30, 1997             40,000             6.82%           July 2, 2001

July 1, 1997              15,000             6.86%           July 2, 2001

July 31, 1997            200,000             6.75%           August 1, 2004

September 15, 1997        45,000             6.77%           September 17, 2001

April 23, 1998           125,000             5.79% *         April 24, 2001

May 22, 1998             225,000             6.20%           May 15, 2003

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

September 15, 2000       100,000             6.79% *         September 16, 2002

September 15, 2000        50,000             6.86% *         September 16, 2002

December 4, 2000         125,000             6.98% *         December 4, 2002

December 4, 2000          75,000             6.98% *         December 4, 2002

December 4, 2000          50,000             6.87% *         December 4, 2002
                    -------------------
  Total               $1,985,000
                    ===================


*  Represents initial interest rate for floating rate note

As of December 31, 2000, the outstanding fixed rate medium-term notes of $750 million had been effectively converted by interest rate swap agreements to floating-rate notes. During the quarter ended December 31, 2000, the value of the interest rate swap contracts increased by $13.4 million and offset the changes in the fair value of the medium-term notes due to the hedge risk. The fair value of interest rate swap contracts designated as fair value hedges of medium-term notes was $13.2 million at December 31, 2000. See note 4. The weighted average borrowing rates on medium-term borrowings issued for the three-month period ended December 31, 2000, including the effect of the interest rate swap agreements, was 6.97%. Net proceeds from the issuances were primarily used to reduce the amounts outstanding under the bank credit agreement and to fund acquisitions of servicing rights.

Mortgage note payable

 In connection with the acquisition of BancBoston Mortgage Corporation, HomeSide assumed a mortgage note payable that is due in 2017 and bears interest at a stated rate of 9.5%. HomeSide's main office building is pledged as collateral for the mortgage note payable. The balance of the mortgage payable at December 31, 2000, including the fair value adjustments resulting from the merger with the National, was $22.3 million.

 Parent Notes

HomeSide International, the Parent, has $130 million outstanding on a previous issue of 11.25% notes (the "Parent Notes") which mature on May 15, 2003. The Patent Notes are redeemable at the option of HomeSide International, in whole or in part, at any time on or after May 15, 2001, at certain fixed redemption. The Parent Notes are secured by a pledge of the common stock of HomeSide Lending. HomeSide International is in compliance with all requirements included in the indenture relating to the Parent Notes.

7.    NEW ACCOUNTING STANDARDS

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


8.    DIVIDENDS

On October 23, 2000 the Company paid dividends to the Parent in the amount of $31.3 million.



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

On March 6, 2000, HomeSide Holdings, Inc. ("HomeSide Holdings") was merged with and into HomeSide. Prior to the merger, HomeSide Holdings was a wholly-owned subsidiary of HomeSide International, Inc. (the "Parent"). Pursuant to the merger, (i) the Company succeeded to all of the assets of, and assumed all of the liabilities of, HomeSide Holdings, and (ii) the shares of capital stock of HomeSide Holdings issued and outstanding as of the date of the merger were canceled and exchanged for 10,000 shares of common stock of the Company which were issued to the Parent. In order to facilitate the exchange of shares required by the merger, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock to 10,100. Thereafter, the Company amended and restated its Articles of Incorporation to reduce the number of authorized, issued and outstanding shares of capital stock to 100 shares of common stock, par value $1.00. The merger does not have a material affect on the financial statements of the Company. All prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of HomeSide Holdings.

HomeSide's strategy emphasizes variable cost mortgage origination, low cost servicing, and effective risk management. Headquartered in Jacksonville, Florida, HomeSide ranks as the 10th largest originator and the 5th largest servicer in the United States at December 31, 2000, based on data published by Inside Mortgage Finance.

HomeSide plans to continue to expand its core operations through (i) improved economies of scale in servicing costs; (ii) increased productivity using proprietary technology; and (iii) expanded and diversified variable cost origination channels. In addition, HomeSide intends to pursue additional loan portfolio acquisitions and strategic origination relationships with mortgage lenders and other entities that offer similar financial services.

Operating results for the three-month periods ended December 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal year ended September 30, 2000 of HomeSide Lending, Inc.


9.    SUBSEQUENT EVENT

On January 31, 2001, the Company filed a registration statement on Form S-3 to increase its shelf registration related to its medium-term notes by $1.0 billion.

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

   Loan Production Activities

HomeSide participates in several origination channels, including wholesale origination (correspondent, co-issue, and broker) and direct origination channels. The direct channels include internet, telemarketing, direct mail, and mortgages related to affinity group and co-branding partnerships. HomeSide also purchases servicing rights in bulk from time to time. HomeSide's strategy is to customarily sell all loans that it originates or purchases while retaining the servicing rights to such loans. This multi-channel production base provides access to and flexibility among production channels in a wide variety of market and economic conditions. By focusing on production channels with a variable cost structure, HomeSide eliminates the fixed costs associated with traditional mortgage branch offices. Without the burden of high fixed cost origination overhead, HomeSide is well positioned to weather a variety of interest rate environments.

The following information regarding loan production activities for HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the three-month periods ended December 31, 2000 and December 31, 1999 (in millions):


                                    FOR THE THREE   FOR THE THREE
                                    MONTHS ENDED     MONTHS ENDED
                                    DECEMBER 31,     DECEMBER 31,
                                        2000             1999
                                    --------------  ---------------
               Correspondent              $ 2,774          $ 2,563
               Co-issue                     3,150            2,430
               Broker                         722              469
                                    --------------  ---------------
                 Total wholesale            6,646            5,462
               Direct                         231              147
                                    --------------  ---------------
                 Total production           6,877            5,609
               Bulk acquisitions           13,196            4,558
                                    --------------  ---------------
                 Total production
                  and Acquisitions        $20,073          $10,167
                                    ==============  ===============

Total loan production, excluding bulk acquisitions, was $6.8 billion for the three months ended December 31, 2000 compared to $5.6 billion for the three months ended December 31, 1999, a 21% increase. The increase was a function of HomeSide's ability to leverage origination alliances and technological enhancements and was also influenced by a more favorable interest rate environment. When interest rates decline, the size of the mortgage origination market increases as home ownership becomes more affordable and as existing mortgagors refinance their loans. Refinances were 27% of HomeSide's production volume for the quarter ended December 31, 2000, compared to 21% for the quarter ended December 31, 1999.

Economies of scale are vital to the long-term viability of mortgage servicing and are increasingly important to remain competitive in the industry. During the quarter, HomeSide continued to pursue growth opportunities through bulk acquisitions of mortgage servicing rights and expansion of its Preferred Partnership program. Preferred partnerships generally include a bulk servicing acquisition and an ongoing mortgage origination flow. HomeSide services loans on a priority basis on behalf of its Preferred Partners and offers the customer mortgage-related products. Preferred Partner relationships contributed 25% of HomeSide's production volume for the quarter. Homeside completed bulk acquisitions totaling $13.2 billion and $4.6 billion during the three-month periods ended December 31, 2000 and 1999, respectively.

Servicing Portfolio

Based on certain industry servicing statistics, management asserts that HomeSide is one of the most efficient mortgage servicers in the industry based on its servicing cost per loan and the number of loans serviced per employee. The servicing operation makes extensive use of state-of-the-art technology, process re-engineering and expense management. With a portfolio size of $187.6 billion, HomeSide services the loans of approximately 2.1 million homeowners from across the United States and is committed to protecting the associated asset value by a sophisticated risk management strategy. HomeSide anticipates its low cost of servicing loans will continue to maximize the bottom-line impact of its growing servicing portfolio. HomeSide's focus on efficient and low cost processes is pursued through the selective use of automation, strategic outsourcing of selected servicing functions and effective control of delinquencies and foreclosures.

The number of loans serviced at December 31, 2000 was 2,098,711 compared to 1,706,806 at December 31, 1999. HomeSide's strategy is to grow its mortgage servicing portfolio by concentrating on variable cost loan origination strategies and selective portfolio acquisitions, and as a result, benefit from improved economies of scale. A key to HomeSide's future growth is the capacity provided by its proprietary servicing software. This system allows HomeSide to double the number of loans typically serviced on a single system and is also used by the National to service its growing loan portfolio.

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the three-month periods ended December 31, 2000 and December 31, 1999 (in millions):


                                          FOR THE
                                           THREE         FOR THE
                                          MONTHS          THREE
                                           ENDED       MONTHS ENDED
                                         DECEMBER        DECEMBER
                                         31, 2000        31, 1999
                                        ------------   -------------
                 Balance at beginning of
                  Period                 $ 173,310       $ 145,552
                  Additions, net            20,053          10,157
                  Scheduled amortization     1,196           1,038

                  Prepayments                4,407           3,690
                  Foreclosures                 208             246
                                        ------------   -------------
                     Total reductions        5,811           4,974
                                        ------------   -------------
                 Balance at end of
                 period                   $ 187,552       $ 150,735
                                        ============   =============


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999

   Summary

HomeSide's net income decreased 19% to $16.1 million for the three months ended December 31, 2000, compared to $19.9 million for the three months ended December 31, 1999. HomeSide's net income, excluding goodwill amortization from the acquisition of HomeSide by the National, was $24.7 million for the three months ended December 31, 2000, compared to $28.7 for the three months ended December 31, 1999, a 14% decrease. Total revenues for the three months ended December 31, 2000 were $106.6 million compared to $94.6 million for the three months ended December 31, 1999, a 13% increase. Net servicing revenue increased 29% for the three months ended December 31, 2000 compared to the three months ended December 31, 1999, primarily due to an increase in the size of the servicing portfolio and the impact of risk management results recognized in earnings. Net interest expense increased primarily due to the narrowing of the spread between short-term and long-term interest rates and the funding of higher mortgage servicing assets. Net mortgage origination revenue increased due to the declining interest rate environment that resulted in increased production volumes. Total expenses increased as a result of higher expenses associated with the increase in production volumes and the servicing portfolio. Income tax expense increased primarily as a result of a cumulative effective income tax rate adjustment that decreased income tax expense for the three months ended December 31, 1999.

   Net Servicing Revenue

Net servicing revenue was $95.0 million for the three months ended December 31, 2000 compared to $73.7 million for the three months ended December 31, 1999. Net servicing revenue is comprised of mortgage servicing fees net of guaranty fees, ancillary servicing revenue, amortization of mortgage servicing rights, and the net earnings impact of risk management of servicing rights.

Mortgage servicing fees increased 22% to $208.2 million for the three months ended December 31, 2000 compared to $171.2 million for the three months ended December 31, 1999, primarily as a result of portfolio growth. The servicing portfolio increased by $36.9 billion to $187.6 billion at December 31, 2000 compared to $150.7 billion at December 31, 1999, a 25% increase. The portfolio growth is primarily due to loan production and bulk acquisitions. HomeSide's weighted average interest rates of the mortgage loans in the servicing portfolio were 7.59% and 7.45% at December 31, 2000 and December 31, 1999, respectively. The weighted average servicing fee, net of guaranty fees and including ancillary income, for the servicing portfolio was 46.6 basis points for the three months ended December 31, 2000 compared to 46.7 basis points for the three months ended December 31, 1999.

Amortization expense was $120.3 million for the three months ended December 31, 2000 compared to $97.5 million for the three months ended December 31, 1999, a 23% increase. Amortization expense increased primarily as a result of a higher average balance of mortgage servicing rights during the quarter and the impact of declining interest rates during the later part of the quarter. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense.

   Net Interest (Expense) Revenue

Net interest (expense) revenue is driven by the level of interest rates, the direction in which rates are moving and the spread between short and long-term interest rates and the rates at which HomeSide is able to borrow. These factors influence the size of the residential mortgage origination market, HomeSide's loan production volumes and the interest income HomeSide earns on loans and the interest paid to its lenders. These factors also influence risk management results that affect the level of required funding needs.

Loan refinancing levels are the largest contributor to changes in the size of the mortgage origination market. As interest rates decline, more borrowers refinance their mortgages, resulting in an increase in the mortgage origination market. Higher loan production volumes result in higher average balances of loans held for sale and consequently higher levels of interest income from interest earned on such loans prior to their sale. This higher level of interest income due to increased volumes is partially offset by the lower rates earned on the loans.

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

Net interest (expense) revenue totaled $(16.8) million for the three months ended December 31, 2000 compared to $3.0 million for the three months ended December 31, 1999. The increase in net interest expense was primarily due to the narrowing of the spread between short-term and long-term interest rates. While mortgage rates declined by 58 basis points for the quarter, short-term LIBOR rates declined by only 6 basis points and the spreads continued to narrow from their recent lows. Despite the decline in mortgage rates during the second half of the quarter, average mortgage rates for the quarter ended December 31, 2000 of 7.69% were down only 17 basis points from an average of 7.86% in the quarter ended December 31, 1999. However, the interest rate environment for the most recent quarter differs quite substantially versus the same quarter from prior year. The prior year quarter ended December 31, 1999 reflected a pattern of rising interest rates and economic signs of a strong economy. During the quarter ended December 31, 2000, interest rates continued to decline as economic indicators pointed to a slowing economy and the forward yield curve reflected a bias toward lower interest rates. However, average LIBOR rates for the quarter ended December 31, 2000 of 6.65% were 87 basis points higher than the average of 5.78% for the quarter ended December 31, 1999. Consequently, average spreads for the quarter ended December 31, 2000 were 104 basis points versus an average of 208 basis points in the quarter ended December 31, 1999.

The higher short-term rates for the quarter also increased the funding cost relative to the Company's investment in mortgage servicing rights. The unfavorable rate variance versus the quarter of a year ago was partially offset by hedge gains for the quarter of $370 million which helped to reduce funding needs relative to the mortgage servicing asset. Additionally, increases in funding costs were offset in part by increased interest credits earned on custodial balances due to higher short-term interest rates and the growth of the servicing portfolio.

    Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, fees charged to review loan documents for purchased loan production, risk management hedge results, and gains and losses on the sale of loans.

Net mortgage origination revenue was $22.6 million for the three months ended December 31, 2000 compared to $17.0 million for the three months ended December 31, 1999. The increase was primarily due to an increase in production volumes resulting from the factors discussed in the section titled loan production activities.


   Other Income

Other income for the three months ended December 31, 2000 was $5.8 million compared to $0.9 million for the three months ended December 31, 1999. This increase primarily resulted from a sale-leaseback transaction involving HomeSide's facility in San Antonio, Texas entered into on October 2, 2000. In accordance with SFAS 98 "Accounting for Leases", HomeSide recognized an immediate gain of $4.5 million. In addition, a deferred gain of $7.3 million was recorded and is amortized over the life of the lease.


   Salaries and Employee Benefits

Salaries and employee benefits expense of $29.9 million for the three months ended December 31, 2000 was relatively flat compared to $29.8 million for the three months ended December 31, 1999. The average number of full-time equivalent employees was 2,361 for the three months ended December 31, 2000 compared to 2,551 for the three months ended December 31, 1999.

   Occupancy and Equipment Expense

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the three months ended December 31, 2000 was $9.8 million compared to $8.6 million for the three months ended December 31, 1999, a 14% increase. The increase in expense was mainly due to the increased expenses incurred to enhance processing systems and technology expenditures necessary to support targeted business growth.

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

The servicing losses on investor-owned loans and foreclosure-related expenses totaled $10.1 million for the three months ended December 31, 2000 compared to $8.4 million for the three months ended December 31, 1999. The increase was primarily attributable to an increase in servicing losses related to the growth of the servicing portfolio.

Included in the balance of accounts payable and accrued liabilities at December 31, 2000 is a reserve for estimated servicing losses on investor-owned loans of $16.7 million. The reserve has been established for potential losses related to the mortgage servicing portfolio. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

The following table sets forth HomeSide's delinquency and foreclosure experience:

                        SERVICING PORTFOLIO DELINQUENCIES
                             (PERCENT BY LOAN COUNT)

                                                       DECEMBER 31,    DECEMBER 31,
                                                           2000            1999
                                                       --------------  --------------
Servicing Portfolio Delinquencies, excluding
bankruptcies (at end of period)
          30 days                                          3.56%           3.37%
          60 days                                          0.70%           0.62%
          90+ days                                         0.57%           0.59%
                                                       --------------  --------------
               Total past due                              4.83%           4.58%
                                                       ==============  ==============

          Foreclosures pending                             0.51%           0.55%
                                                       ==============  ==============

Other Expenses and Goodwill Amortization

Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses and certain loan origination expenses. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

Other expenses were $19.4 million for the three months ended December 31, 2000, compared to $13.3 million for the three months ended December 31, 1999, a 46% increase. The increase is primarily due to an increase in expenses associated with the increase in the servicing portfolio and increased production volumes. Goodwill amortization was $8.6 million and $8.8 million for the three-month periods ended December 31, 2000 and December 31, 1999, respectively.

   Income Tax Expense

HomeSide's income tax expense was $14.2 million for the three months ended December 31, 2000 compared to $5.8 million for the three months ended December 31, 1999. The effective income tax rates for the three-month periods ended December 31, 2000 and December 31, 1999 were 47% and 23%, respectively. The increase in the effective income tax rate was primarily due to a cumulative effective income tax rate adjustment for the three months ended December 31, 1999.

RISK MANAGEMENT

Mortgage banking entities face a broad range of risk that must be proactively managed to achieve success in the industry. The Company has utilized the enterprise-wide risk management structure that has been implemented and proven at the National and its global entities. The structure comprises a common policy framework and a set of controls that are utilized to achieve standardization of risks. Each business function is responsible for using standardized risk assessment templates along with best practices methodology for the identification and quantification of the particular risk it is exposed to and for the implementation of appropriate policies and procedures.

The Company's Risk Council, comprising executive and senior management as well as representation from internal audit, is the principal risk operating policy decision making body within the Company. Risk Council's role is to constantly monitor and assess the Company's risk profile in existing and future business operations, and to assist business units in the design and implementation of appropriate risk management policies and strategies.

The Risk Council provides direction and oversight for many types of risks such as credit, operations, legislative compliance, e-commerce, business continuity and disaster recovery. Certain of the Company's other major risk areas (e.g. market risk) are more fully discussed below.

Risk Management of Market Risk

Market risk recognizes the potential change in the value of assets, liabilities and other commitments as a result of movement in interest rates, asset prices and volatility. Certain members of the Company's Risk Council also comprise the Company's Asset and Liability Management Committee (ALCO) which, under delegated authority from the Board, sets policies in relation to the management of market risk, corporate funding and balance sheet management. Representatives of the Company's ALCO report to the National's ALCO concerning risk management and also participate in the National's group ALCO meetings.

As more fully discussed in the notes to the financial statements, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective October 1, 2000. Accordingly, for the three-month period ended December 31, 2000, all of the Company's risk management derivative instruments are recorded at fair value. Changes in the value of risk management derivatives instruments designated as qualifying fair value hedging relationships are recognized in current earnings along with the changes in the value of the qualifying hedged assets or liabilities. Changes in the value of risk management derivative instruments designated as qualifying cash flow hedging relationships of forecasted loan sale transactions are recorded to other comprehensive income ("OCI") and reclassified to earnings concurrent with settlement of the loan sale transactions. The accounting policies relevant to derivative instruments and hedging activities for each of the Company's key risk management areas are more fully discussed in note 4 to the financial statements.

Market Environment

The market environment during the quarter ended December 31, 2000 was extremely volatile. During the quarter, key interest rates along the one- to ten-year sectors of the treasury curve declined, on average, by approximately 100 basis points. Mortgage rates declined by 58 basis points from 7.88% at September 30, 2000 to 7.30% at December 31, 2000 with substantially all of the rate move occurring in the second half of the quarter. Other key interest rates for the Company include 5- and 10-year swap rates which declined by 79 and 78 basis points, respectively.

Overall, interest rate spreads on mortgage products were extremely volatile and reflected a widening pattern in relation to interest rates on treasury and swap products. The same cannot be said for the relationship of mortgage rates to short-term LIBOR rates. One-month LIBOR was down only 6 basis points from 6.62% at September 30, 2000 to 6.56% at December 31, 2000. As a result, spreads between mortgage rates and one-month LIBOR narrowed by approximately 50 basis points during the quarter and have narrowed by just over 100 basis points versus the same quarter of 1999.

During the quarter, the Company's risk management programs continued to achieve effective hedge results in relation to the risk being hedged. Following is a summary of risk management activities and results for the quarter ended December 31, 2000:

Risk Management of Loan Production Activities

The Company maintains a risk management program to protect and manage interest rate risk and pricing risk associated with its mortgage committed pipeline and mortgage inventory. In the normal course of business, the Company extends interest rate lock commitments ("IRLCs" or "commitments") to borrowers who apply for loan funding and meet certain credit and underwriting criteria. IRLCs in the mortgage pipeline expose the Company to interest rate and pricing risk. In a rising rate environment, the aggregate value of the Company's commitments tends to decrease in value and, generally, at an accelerating rate. In a declining rate environment, the value of the Company's commitments tends to increase in value. However, the rate of increase in the value tends to decelerate as the likelihood of the borrower closing on the loan decreases if market rates decline by a meaningful amount versus the borrower's committed rate. As part of its risk management processes, the Company has devoted substantial resources and modeling solutions to enable management to project the expected percent of IRLCs that will ultimately fund under different interest rate scenarios (referred to as "pull-through rates"). The success of the Company's risk management strategies relies on proactive analysis of historical and projected pull-through rates. However, since borrower behavior cannot be perfectly predicted and modeled, an element of economic ineffectiveness can be expected in the Company's pipeline hedging relationships.

In the aggregate, the Company's strategy involves the use of a combination of mortgage forwards and mortgage options to maintain a risk management coverage. The Company utilizes mortgage forward delivery contracts to hedge a baseline portion of the Company's pipeline composed of interest rate lock commitments that management believes are probable of closing. Additionally, the Company utilizes options on mortgages and certain other products to hedge an element of the pipeline which is considered more uncertain of closing, and for which pull-through rates are likely to be volatile. During the quarter ended December 31, 2000, the Company's risk management strategy was effective in the declining interest rate environment as the increase in the value of the Company's commitments more than offset the losses in the value of the related risk management derivative instruments. During the quarter ended December 31, 2000, a net gain of approximately $7.0 million attributable to pipeline hedging results was recognized to earnings and is included in net mortgage origination revenue in the consolidated statements to income. Pursuant to the requirements of SFAS 133 (which are discussed in note 4 to the Company's consolidated financial statements) interest rate lock commitments and related risk management derivative instruments are accounted for as non-designated derivatives with changes in their values recorded to current earnings.

Interest rate lock commitments that are ultimately funded (closed) are classified as loans held for sale and are included in the Company's mortgage inventory. Closed loans in the mortgage inventory are also subject to interest rate and pricing risk. The Company's risk management program involves the use of mortgage forward delivery contracts to hedge 100% of its agency-eligible conforming loans as forecasted loan sales. Pursuant to the terms of SFAS 133, the Company accounts for the forward delivery contracts as cash flow hedges of forecasted loan sales. The forward contracts achieve effective offset against the changes in the value of the loans in that the forward contracts effectively fix the future loan delivery price. At December 31, 2000, losses on forward delivery contracts of $4.7 million were included in other comprehensive income
(OCI). Pursuant to the requirements of SFAS 133, the related unrealized gains in the underlying mortgage loans accounted for as forecasted loan sales are not recognized in the Company's financial statements at December 31, 2000. Rather, the unrealized gains will be recognized to earnings on the loan settlement dates, together with the related deferred hedge losses that will be reclassified to earnings (from OCI) as the forecasted loan sales are consummated over the next 90 days.

Risk Management of Mortgage Servicing Rights

Mortgage servicing rights represent the capitalized value of the estimated future net servicing revenues associated with the Company's servicing portfolio. The Company maintains a risk management program designed to protect the value of mortgage servicing rights from changes in value due to changes in estimated loan prepayment speeds, which are mainly influenced by changes in interest rates.

The value of mortgage servicing rights is extremely sensitive to changes in interest rates since interest rates are the primary driver of actual and projected prepayment rates. As interest rates decline, prepayment rates increase as a result of actual and expected refinancing activities of borrowers. As a result, the value of mortgage servicing rights decreases in value as interest rates decline and, generally, at accelerating rates depending in large measure on the note rates of the underlying loans in relation to market interest rates. The value of the Company's mortgage servicing rights is based on the present value of expected cash flows received over the life of the loan using vendor models which incorporate prepayment estimates to forecast estimated future servicing revenues, servicing costs, ancillary revenues, escrow earnings, credit losses and other expenses.

The Company's risk management program involves the use of a portfolio of risk management derivative instruments which increase in value as interest rates decline. More specifically, management uses a combination of derivative instruments designed to provide effective offset to changes in the value of the mortgage servicing rights in different interest rate scenarios. The Company also attempts to manage basis risk, term sector risk, and liquidity risk by diversifying its portfolio with an array of derivative instruments that are approved for use by the Company's ALCO. Accordingly, the hedge portfolio is generally comprised of mortgage products, swap products and treasury products that are structured along various points of the yield curve.

Since the inception of HomeSide in March of 1996, the Company's hedge strategy has been effective in providing effective offset to changes in the value of its mortgage servicing rights. This trend continued in the quarter ended December 31, 2000 as gains in the value of risk management instruments more than offset decreases in the value of the mortgage servicing rights. For the three-month period ended December 31, 2000, the increases in value of risk management instruments designated as fair value hedges (net of time decay) was $370.4 million and provided effective offset to the losses in the value of the mortgage servicing rights (due to the designated hedge risk) of $347.9 million. The net ineffectiveness of $22.5 million increased pre-tax earnings for the period and is included in the caption "risk management of mortgage servicing rights" in the consolidated statements of income.

As permitted by SFAS 133, losses on derivative contracts attributable to the passage of time (theta) are excluded from the assessment of hedge effectiveness and are recorded to current earnings. As part of its risk management program, the Company maintains certain risk management instruments that are accounted for as non-designated derivatives. These risk management instruments are structured to provide a level of economic offset and to provide a level of protection against decreases in the value of certain mortgage servicing rights that do not qualify for hedge designation under the terms of SFAS 133. Aggregate losses on risk management instruments attributable to the passage of time, net of gains on non-designated derivatives, decreased pre-tax earnings by $4.9 million. During the quarter ended December 31, 2000, the Company recorded a valuation provision of $10.5 million related to decreases in the value of non-designated mortgage servicing rights. Gains and losses attributable to the passage of time, non-designated derivatives and valuation provisions are included in the caption "risk management of mortgage servicing rights" in the consolidated statements of income.

Management maintains an ongoing expectation that the Company's risk management hedging program will be effective in meeting corporate objectives over the longer term. However, as a result of the new accounting requirements of SFAS 133, quarterly earnings will henceforth be impacted (positively or negatively) to the extent that changes in the value of the hedged instruments do not perfectly offset changes in the value of the designated mortgage servicing rights (ineffectiveness). Given the magnitude of the Company's investment in mortgage servicing rights, the accounting requirements of SFAS 133 could result in a higher level of volatility in reported quarterly earnings as a result of temporary market conditions that may impact quarterly hedge results without compromise to the long-term hedge objectives.

Risk Management of Corporate Funding

As part of its corporate funding and balance sheet management strategies, the Company maintains a desired level of its total borrowings through short-term funding sources. To meet the Company's financing needs, short-term funding is provided through the Company's commercial paper program and its short-term facility with the Parent. Additionally, the Company can alter its weighting in fixed-rate funding by converting medium-term notes to floating rate. During the three-month period ended December 31, 2000, the Company was party to $750 million in interest rate swaps which were effective in converting $750 million of medium-term notes to LIBOR-based funding. As discussed in note 4 to the financial statements, the interest rate swaps were accounted for as fair value hedges of the designated medium-term notes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal financing needs are the financing of loan origination activities and the investment in mortgage servicing rights. To meet these needs, the Company currently utilizes funding from its commercial paper program, a credit facility with the National, medium-term notes, an independent syndicate of banks, repurchase agreements, and cash flow from operations. HomeSide continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include methods designed to expand the Company's financial capacity and reduce its cost of capital. In addition, to facilitate the sale and distribution of certain mortgage products, HomeSide Mortgage Securities, Inc., a wholly-owned subsidiary of HomeSide Lending, Inc., maintains operational capabilities to facilitate the issuance of mortgage-backed securities.

Operations

Net cash provided by operations for the quarters ended December 31, 2000 and December 31, 1999 was $411.1 million and $209.8 million, respectively. Cash provided from servicing fee income, loan sales and principal repayments was partially offset by cash used for the origination and purchase of mortgage loans held for sale. Cash flows from loan originations are dependent upon current economic conditions and the level of long-term interest rates. Decreases in long-term interest rates generally result in higher loan refinancing activity, which results in higher cash demands to meet loan production levels.

Investing

Net cash used in investing activities for the quarters ended December 31, 2000 and December 31, 1999 was $383.5 million and $285.0 million, respectively. Cash used in investing activities was primarily for the purchase of mortgage servicing rights and risk management contracts. Cash was provided by proceeds from risk management contracts and early pool buyout reimbursements. Future uses of cash for investing activities will be dependent on the mortgage origination market and HomeSide's hedging needs. HomeSide is not able to estimate the timing and amount of cash uses for future acquisitions of other mortgage banking entities, if such acquisitions were to occur.

Financing

Net cash used in financing activities for the quarter ended December 31, 2000 was $79.3 million. Net cash provided by financing activities for the quarter ended December 31, 1999 was $478.3 million. For the quarter ended December 31, 2000, cash was used for the re-payment of commercial paper, re-payment of borrowings from the HomeSide's line of credit, payment of debt issue costs, and dividends to the Parent. Uses of cash were partially offset by the issuance of medium term notes. For the quarter ended December 31, 1999, cash was provided by borrowings from the National and the issuance of commercial paper. Cash was used to repay borrowings from the National, commercial paper, payment of debt issue costs, and to pay dividends to the Parent.

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


QUANTITATIVE AND QUALITATIVE MARKET RISK

There have been no material changes in the Company's market risk from September 30, 2000. For information regarding the Company's market risk, refer to Form 10-K for the fiscal year ended September 30, 2000 of HomeSide Lending, Inc.

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


ITEM 6.  Exhibits and Reports on Form 8-K

(a)   The following document is filed as a part of this Report:

Number            Description
------            -----------

12.1              Computation of the ratio of earnings to fixed charges

(b)   Reports on form 8-K

      HomeSide filed no reports on Form 8-K during the quarter ended December 31, 2000.

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

                                             HomeSide Lending, Inc.
                                             ----------------------
                                             (Registrant)

Date: February 14, 2001                      By:  /s/
                                                  --------------------------
                                                     Hugh R. Harris
                                                  Chief Executive Officer
                                                 (Principal Executive Officer)

Date: February 14, 2001                       By: /s/
                                                  -----------------------------
                                                     W. Blake Wilson
                                              Executive Vice President and Chief
                                              Financial Officer
                                             (Principal Financial and Accounting
                                              Officer)