Form 10-Q/A
period 2000-12-31
HOMESIDE LENDING INC
filed 2001-12-06
CIK 1031258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-12979

                             HomeSide Lending, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

           Florida                                              59-2725415
           -------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                   7301 Baymeadows Way, Jacksonville, FL 32256
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (904) 281-3000
                   -------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No __



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at December 6, 2001
           -----                                --------------------------------

Common stock $1.00 par value                             185.70 Shares


                             HOMESIDE LENDING, INC.
                                   FORM10-Q/A
                    Quarterly Period Ended December 31, 2000

                                      INDEX


                                                                                                                            Page No.
PART I.  FINANCIAL INFORMATION                                                                                              -------

ITEM 1.       Financial Statements  (unaudited) (Note A):

              Consolidated Balance Sheets as of December 31, 2000 and September 30, 2000....................................    3

              Consolidated Statements of Income and Comprehensive Income for the Three Months Ended
                       December 31, 2000 and December 31, 1999..............................................................    4

              Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2000 and
                       December 31, 1999....................................................................................    5

              Notes to Consolidated Financial Statements....................................................................    6

ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........................    14


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings.............................................................................................    23

Item 6.       Exhibits and Reports on Form 8-K..............................................................................    23


SIGNATURES..................................................................................................................    24




Note A

As discussed in Note 2 of the consolidated financial statements of HomeSide Lending, Inc. (the "Company") included herein, the Company announced on September 4, 2001 the discovery of an incorrect interest rate assumption in the mortgage servicing rights model. As a result, the Company has determined the necessity to restate certain previously reported interim financial statements. The restatement, as presented herein, corrects the effects of the incorrect interest rate assumption on the consolidated financial statements and related notes for the quarterly period ended December 31, 2000.




                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                             HOMESIDE LENDING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (Dollars in Thousands, Except Share Data)


                                                                                         December 31, 2000       September 30, 2000
                                                                                            (Restated)
                                                                                       ----------------------    -------------------
ASSETS

Cash and cash equivalents                                                                   $    59,022           $   110,737
Mortgage loans held for sale, net                                                             1,329,690             1,441,216
Mortgage servicing rights, net                                                                4,156,574             4,464,312
Risk management instruments at fair value                                                       280,907                     -
Early pool buyout advances                                                                      126,657               141,255
Accounts receivable, net                                                                        333,346               324,028
Premises and equipment, net                                                                      82,276                80,052
Goodwill, net                                                                                   588,656               597,228
Other assets                                                                                     85,881                93,414
                                                                                            -----------           -----------

Total Assets                                                                                $ 7,043,009           $ 7,252,242
                                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities                                                    $   677,810           $   581,361
Notes payable                                                                                 2,939,000             3,235,400
Long-term debt                                                                                2,020,649             1,757,813
Deferred income taxes, net                                                                      225,878               310,672
                                                                                            -----------           -----------

Total Liabilities                                                                             5,863,337             5,885,246
                                                                                            -----------           -----------

Stockholder's Equity:
Common stock:
     Common stock, $1.00 par value, 100 shares authorized, issued, and outstanding, all pledged as collateral on the long-term debt
         of the Parent                                                                                -                     -
Additional paid-in capital                                                                    1,342,541             1,342,541
(Accumulated deficit) retained earnings                                                        (159,903)               24,455
Accumulated other comprehensive income                                                           (2,966)                    -
                                                                                            -----------           -----------

Total Stockholder's Equity                                                                    1,179,672             1,366,996
                                                                                            -----------           -----------

Total Liabilities and Stockholder's Equity                                                  $ 7,043,009           $ 7,252,242
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




                             HOMESIDE LENDING, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (Dollars in Thousands)



                                                                                          For the Three          For the Three
                                                                                          Months Ended           Months Ended
                                                                                        December 31, 2000      December 31, 1999
                                                                                           (Restated)
                                                                                        ------------------    --------------------

REVENUES:

Mortgage servicing fees                                                                    $ 208,198               $ 171,198
Amortization of mortgage servicing rights                                                   (120,262)                (97,528)
Valuation provision of mortgage servicing rights                                            (624,861)                      -
Risk management of mortgage servicing rights                                                 365,472                       -
                                                                                           ---------               ---------
    Net servicing (expense) revenue                                                         (171,453)                 73,670

Interest income                                                                               28,684                  36,165
Interest expense                                                                             (45,454)                (33,151)
                                                                                           ---------               ---------
    Net interest (expense) revenue                                                           (16,770)                  3,014

Net mortgage origination revenue                                                              22,623                  17,008
Other income                                                                                   5,803                     863
                                                                                           ---------               ---------
    Total (Expenses) Revenues                                                               (159,797)                 94,555

EXPENSES:

Salaries and employee benefits                                                                29,879                  29,818
Occupancy and equipment                                                                        9,838                   8,550
Servicing losses on investor-owned loans
   and foreclosure-related expenses                                                           10,091                   8,368
Goodwill amortization                                                                          8,572                   8,797
Other expenses                                                                                19,357                  13,325
                                                                                           ---------               ---------
    Total Expenses                                                                            77,737                  68,858

(Loss) income before income taxes and cumulative effect of a
change in accounting principle                                                              (237,534)                 25,697
Income tax (benefit) expense                                                                 (83,607)                  5,777
                                                                                           ---------               ---------

(Loss) income before cumulative effect of a
change in accounting principle                                                              (153,927)                 19,920

Cumulative effect of a change in accounting for derivative
instruments and hedging activities, net of income tax expense of
$507                                                                                             883                       -
                                                                                           ---------               ---------

Net (loss) income                                                                           (153,044)                 19,920
                                                                                           ---------               ---------
Other comprehensive income, net of tax:
     Cumulative effect of a change in accounting for
     derivative instruments and hedging activities                                            (9,133)                      -
     Net losses on current period cash flow hedges                                            (2,915)                      -
      Less: reclassification adjustment for losses included in net
      income                                                                                   9,082                       -
                                                                                           ---------               ---------
Other comprehensive (loss) income                                                             (2,966)                      -
                                                                                           ---------               ---------

Comprehensive (loss) income                                                                $(156,010)              $  19,920
                                                                                           =========               =========

   The accompanying notes are an integral part of these financial statements.




                             HOMESIDE LENDING, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (Dollars in Thousands)

                                                                                       For the Three           For the Three
                                                                                       Months Ended            Months Ended
                                                                                      December 31, 2000       December 31, 1999
                                                                                         (Restated)
                                                                                     -------------------    ---------------------
CASH FLOWS  PROVIDED BY OPERATING ACTIVITIES:

Net (loss) income                                                                       $(153,044)               $  19,920
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Amortization of mortgage servicing rights                                               120,262                   97,528
  Depreciation and amortization                                                            13,288                   12,505
  Cumulative effect of a change in accounting for derivative instruments
  and hedging activities, net                                                                (883)                       -
  Change in fair value of net hedged assets                                                  (152)                       -
  Risk management of mortgage servicing rights                                           (365,472)                       -
  Valuation provision of mortgage servicing rights                                        624,861                        -
  Servicing losses on investor-owned loans                                                  3,560                    2,530
  Change in deferred income tax liability                                                 (83,597)                   5,781
  Origination, purchase and sale of loans held for sale, net of
      repayments                                                                          125,026                  112,334
  Change in accounts receivable                                                           (13,122)                 (35,769)
  Change in other assets and accounts payable and accrued
liabilities                                                                               140,338                   (4,983)
                                                                                        ---------                ---------
Net cash provided by operating activities                                                 411,065                  209,846

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of premises and equipment, net                                                    (6,082)                  (6,251)
Acquisition of mortgage servicing rights                                                 (437,385)                (234,919)
Net cash provided from (used for) risk management contracts                                45,605                 (138,807)
Net early pool buyout reimbursements                                                       14,410                   94,996
                                                                                        ---------                ---------
Net cash used in investing activities                                                    (383,452)                (284,981)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:

Net (repayments to) borrowings from banks                                                 (61,400)                 494,599
Issuance of commercial paper, net of repayments                                          (235,000)                  17,354
Issuance of medium-term notes                                                             250,000                        -
Payment of debt issue costs                                                                (1,536)                  (2,122)
Repayment of long-term debt                                                                   (79)                    (221)
Dividends paid to Parent                                                                  (31,313)                 (31,313)
                                                                                        ---------                ---------
Net cash (used in) provided by financing activities                                       (79,328)                 478,297

Net (decrease) increase in cash and cash equivalents                                      (51,715)                 403,162
Cash and cash equivalents at beginning of period                                          110,737                  202,859
                                                                                        ---------                ---------
Cash and cash equivalents at end of period                                              $  59,022                $ 606,021
                                                                                        =========                =========

Supplemental disclosure of cash flow information:
Interest paid                                                                           $  44,734                $  32,426
Income taxes paid                                                                       $       2                $       3
Income taxes refunded                                                                   $      14                $       7
Impact of cash flow hedges on other comprehensive income, net                           $   2,966                $       -



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

Operating results for the three-month periods ended December 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal year ended September 30, 2000 of HomeSide Lending, Inc. See also Note A to the Index to the Form 10-Q/A above.


2.    RESTATEMENT

As announced on September 4, 2001, the Company discovered an incorrect interest rate assumption in the mortgage servicing rights ("MSR") valuation model which caused the model to under estimate the MSR's sensitivity to movements in interest rates, particularly in a falling rate environment. During the quarter ended December 31, 2000, mortgage rates declined by 58 basis points from 7.88% at September 30, 2000 to 7.30% at December 31, 2000 with substantially all of the rate movement occurring in the second half of the quarter. Had the valuation model included the correct interest rate assumption, the model would have estimated faster loan prepayment speeds and, as a result, a lower valuation of the mortgage servicing rights asset.

The correction of the incorrect interest rate assumption caused the Company to determine that the inception documentation required to apply hedge accounting pursuant to Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), was inadequate to support the characteristics of the hedged item and its exposure to changes in hedged risk. Therefore, the Company concluded that the application of hedge accounting was inappropriate for those derivative instruments previously designed to hedge the exposure to changes in the fair value of the mortgage servicing rights assets.

The Company recognized a gain of $370.4 million to current earnings related to the change in fair value of these derivatives for the three months ended December 31, 2000 with no corresponding hedge offset relative to the change in the fair value of the mortgage servicing rights asset. Consequently, the Company reversed a previously recorded change in value of the mortgage servicing rights due to hedged risk of $347.9 million to current earnings for the three months ended December 31, 2000. Pursuant to the guidance provided under Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), the Company subsequently performed an impairment evaluation of the mortgage servicing rights and recognized an additional valuation provision of $614.4 million to earnings for the three months ended December 31, 2000. Accordingly, the consolidated statement of income for the three months ended December 31, 2000, as restated, reflects a pretax net reduction in net servicing (expenses) revenues and pretax income of ($266.5) million and a related tax (benefit) of ($97.3) million, for a net reduction in previously reported earnings of $169.2 million.

The impact of the correction to the basis of the mortgage servicing rights for the three months ended December 31, 2000, as set forth herein, is as follows:

Mortgage Servicing Rights Restatement
For the Three Months Ended December 31, 2000
(Dollars in millions)

                                                        Mortgage servicing    Restatement adjustments     Restated mortgage
                                                            rights as          to mortgage servicing      servicing rights
                                                       originally reported             rights
                                                       ----------------------------------------------------------------------
Beginning Balance at September 30, 2000                    $  4,464.3              $      -                  $    4,464.3
Additions                                                       437.4                     -                         437.4
Change in value due to hedged risk                             (347.9)                347.9                             -
Amortization                                                   (120.3)                    -                        (120.3)
Valuation provision                                             (10.5)               (614.4)                       (624.9)
                                                       ----------------------------------------------------------------------

Ending Balance at December 31, 2000                        $  4,423.0              $ (266.5)                 $    4,156.5
                                                       ======================================================================



3.    CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and cash due from banks and interest-bearing deposits with an original maturity of three months or less.
Margin deposits associated with the risk management program for mortgage servicing rights are maintained with counterparties and the Company in accordance with the requirements of International Swap Dealer Agreements. At December 31, 2000, counterparty margin deposits with the Company were approximately $156.3 million. At September 30, 2000, the Company's margin deposits with counterparties totaled approximately $84.0 million.


4.    MORTGAGE SERVICING RIGHTS (Restated)

The change in the balance of mortgage servicing rights was as follows (in thousands):

Balance, September 30, 2000                                         $ 4,464,312
Additions                                                               437,385
Amortization                                                           (120,262)
Valuation provision                                                    (624,861)
                                                                    -----------

Balance, December 31, 2000                                          $ 4,156,574
                                                                    ===========



5. RISK MANAGEMENT AND THE ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Restated)

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

Following is a summary of the net ineffectiveness recognized on non-designated risk management hedging relationships related to the pipeline at December 31, 2000 (in thousands):

Gains on IRLCs recognized to income                                    $ 17,692

Losses on mortgage forward delivery contracts                           (13,818)
Losses on options contracts                                              (1,546)
                                                                       --------
   Total losses recognized to income                                    (15,364)

Net ineffectiveness recognized on non-designated derivatives           $  2,328
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


The fair values of risk management hedging relationships at December 31, 2000 are as follows (in thousands):


Mortgage Pipeline:
IRLCs at period end                                                 $     6,581
Non-designated mortgage forward delivery contracts                      (13,818)
Options on mortgage-backed securities                                       159
                                                                    -----------
   Total fair value of pipeline derivatives                              (7,078)

Mortgage Inventory:
Designated mortgage forward delivery contracts                           (4,670)
Non-designated mortgage forward delivery contracts                         (429)
                                                                    -----------
   Total fair value of derivatives related to inventory                  (5,099)

Net liability recorded for fair value derivatives                   $   (12,177)
                                                                    ===========

Carrying value of mortgage loans held for sale                      $ 1,329,690
Fair value of loans held for sale                                     1,342,361
                                                                    -----------
     Unrealized gains in mortgage inventory                         $    12,671
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

                                                                                                       Tax
                                                                                  Before-tax        (expense)        Net-of-tax
                                                                                    Amount          Or benefit         amount
                                                                                ---------------- ----------------- ----------------
Balance at September 30, 2000                                                     $      -         $       -          $       -
Cumulative effect of a change in accounting for derivative instruments and
hedging activities                                                                 (14,383)            5,250             (9,133)
Reclassification of losses to net income                                            14,302            (5,220)             9,082
Net losses on current period cash flow hedges                                       (4,589)            1,674             (2,915)
                                                                                ---------------- ----------------- ----------------

Balance at December 31, 2000                                                      $ (4,670)        $   1,704          $  (2,966)
                                                                                ================ ================= ================

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

The Company employs statistical correlation techniques, both at the inception of the hedge period and on an ongoing basis, to formally assess its expectation that changes in the value of the derivative contracts are effectively correlated to changes in the value of the hedged asset or liability. Due to an incorrect interest rate assumption in the mortgage servicing rights valuation model (see
Note 2), the Company determined that the inception documentation required for hedge accounting pursuant to SFAS 133 for the three months ended December 31, 2000 was inadequate to support the characteristics of the hedged item and its exposure to changes in hedge risk., Therefore, the Company concluded that the application of hedge accounting was inappropriate for those derivative instruments previously designed to hedge the exposure to changes in the fair value of the mortgage servicing rights assets. The Company recognized a gain of $370.4 million to current earnings related to the change in fair value of these derivatives for the three months ended December 31, 2000 with no corresponding hedge offset relative to the change in the fair value of the mortgage servicing rights asset. Consequently, the Company reversed a previously recorded change in value of the mortgage servicing rights due to hedged risk of $347.9 million to current earnings for the three months ended December 31, 2000 and recorded an additional valuation provision of $614.4 million related to an impairment evaluation of mortgage servicing rights.

HomeSide's risk management program also employs the use of non-designated derivative contracts that are used to provide a level of economic offset against the value changes attributable to the non-designated portfolios that do not qualify for hedge accounting treatment under SFAS 133. Additionally, the Company is party to certain risk management strategies that are structured to mitigate yield curve risk and to provide a level of economic offset to the time decay (theta). These non-designated derivatives are marked-to-market with changes in value recorded to earnings. During the quarter ended December 31, 2000 the company recognized a gain of $25.5 million to current earnings related to the change in fair value of these non-designated derivatives offset by a loss in the amount of $30.4 million associated with excluded components relating to theta.

Additionally, the fair value of the Company's derivative instruments used in the risk management of mortgage servicing rights is $279.9 million at December 31, 2000.

Risk Management of Corporate Funding

To meet its funding requirements, the Company periodically issues fixed-rate, medium-term notes which are converted to floating-rate debt as part of its Corporate funding strategies. As of the quarter ended December 31, 2000, the Company had $750 million of fixed-rate, medium term notes that had been swapped to floating rates of interest with $750 million in notional interest rate swaps. The Company has designated the interest rate swaps as fair value hedges of the change in value of the medium-term notes due to LIBOR interest rates. At the inception of the hedge, the Company formally documents the hedging relationships between the hedge instruments and the hedged items, as well as the risk management objectives and strategy for undertaking the hedge transactions. The medium-term notes are not prepayable and the key terms of the interest rate swaps are equivalent to those of the medium-term notes. Accordingly, the Company expects that changes in the value of the interest rate swaps will offset the changes in the value of the fixed-rate debt attributable to LIBOR interest rates. During the quarter ended December 31, 2000, the value of the interest rate swap contracts increased by $13.4 million and offset the changes in the fair value of the medium-term notes due to the hedged risk. The fair value of interest rate swap contracts designated as fair value hedges of medium-term notes is $13.2 million at December 31, 2000.

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

6.    NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                               Weighted Average Interest Rate
                                                                               ------------------------------
                                                    Total Outstanding       At Period End       During the Period
                                                    -----------------       -------------       -----------------

December 31, 2000:
Commercial paper                                       $1,265,000                 6.66%              6.63%
National Australia Bank unsecured facility              1,674,000                 6.76%              6.70%
                                                       ----------
  Total                                                $2,939,000
                                                       ==========

September 30, 2000:
Commercial Paper                                       $1,500,000                 6.63%              6.16%
National Australia Bank Unsecured Facility              1,735,400                 6.70%              6.25%
                                                       ----------
  Total                                                $3,235,400
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

7.    LONG-TERM DEBT

Medium-term notes

As of December 31, 2000, outstanding medium-term notes issued by HomeSide Lending under its shelf registration statement were as follows (in thousands):


   Issue Date                   Outstanding Balance            Coupon Rate                  Maturity Date
   ----------                   -------------------            -----------                  -------------

June 30, 1997                      $   200,000                     6.88%                    June 30, 2002
June 30, 1997                           40,000                     6.82%                    July 2, 2001
July 1, 1997                            15,000                     6.86%                    July 2, 2001
July 31, 1997                          200,000                     6.75%                    August 1, 2004
September 15, 1997                      45,000                     6.77%                    September 17, 2001
April 23, 1998                         125,000                     5.79% *                  April 24, 2001
May 22, 1998                           225,000                     6.20%                    May 15, 2003
June 9, 2000                           215,000                     7.07% *                  June 10, 2002
June 9, 2000                           200,000                     6.89% *                  April 9, 2002
June 9, 2000                            85,000                     7.07% *                  June 10, 2002
August 1, 2000                          75,000                     6.97% *                  August 1, 2002
September 14, 2000                      75,000                     6.79% *                  September 16, 2002
September 14, 2000                      60,000                     6.94% *                  September 15, 2003
September 14, 2000                      25,000                     7.00%                    September 16, 2002
September 15, 2000                     100,000                     6.79% *                  September 16, 2002
September 15, 2000                      50,000                     6.86% *                  September 16, 2002
December 4, 2000                       125,000                     6.98% *                  December 4, 2002
December 4, 2000                        75,000                     6.98% *                  December 4, 2002
December 4, 2000                        50,000                     6.87% *                  December 4, 2002
                             ----------------------------
  Total                                $1,985,000
                             ============================

----------

*  Represents initial interest rate for floating rate note

As of December 31, 2000, the outstanding fixed rate medium-term notes of $750 million had been effectively converted by interest rate swap agreements to floating-rate notes. During the quarter ended December 31, 2000, the value of the interest rate swap contracts increased by $13.4 million and offset the changes in the fair value of the medium-term notes due to the hedge risk. The fair value of interest rate swap contracts designated as fair value hedges of medium-term notes was $13.2 million at December 31, 2000. See note 5. The weighted average borrowing rates on medium-term borrowings issued for the three-month period ended December 31, 2000, including the effect of the interest rate swap agreements, was 6.97%. Net proceeds from the issuances were primarily used to reduce the amounts outstanding under the bank credit agreement and to fund acquisitions of servicing rights.

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


10.   SUBSEQUENT EVENTS

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

The following information regarding loan production activities for HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the three-month periods ended December 31, 2000 and December 31, 1999 (in millions):

                                   For the Three                For the Three
                                   Months Ended                 Months Ended
                                 December 31, 2000           December 31, 1999
                                --------------------        --------------------
Correspondent                        $ 2,774                      $ 2,563
Co-issue                               3,150                        2,430
Broker                                   722                          469
                                     -------                      -------
  Total wholesale                      6,646                        5,462
Direct                                   231                          147
                                     -------                      -------
  Total production                     6,877                        5,609
Bulk acquisitions                     13,196                        4,558
                                     -------                      -------
  Total production and
    Acquisitions                     $20,073                      $10,167
                                     =======                      =======


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

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the three-month periods ended December 31, 2000 and December 31, 1999 (in millions):


                                        For the Three            For the Three
                                        Months Ended             Months Ended
                                      December 31, 2000        December 31, 1999
                                      ------------------      -----------------
Balance at beginning of
  Period                                  $173,310                 $145,552
   Additions, net                           20,053                   10,157
   Scheduled amortization                    1,196                    1,038
   Prepayments                               4,407                    3,690
   Foreclosures                                208                      246
                                          --------                 --------
       Total reductions                      5,811                    4,974
                                          --------                 --------
Balance at end of period                  $187,552                 $150,735
                                          ========                 ========



Results of Operations (Restated)

For the three months ended December 31, 2000 compared to the three months ended December 31, 1999

Summary (Restated)

Restated net (loss) income was ($153.0) million for the three months ended December 31, 2000, compared to $19.9 million for the three months ended December 31, 1999. The $172.9 million decrease is primarily due to the impact of the valuation provision for the mortgage servicing rights driven by the acceleration of the projected prepayment speeds associated with declining mortgage interest rates. Restated total (expenses) revenues for the three months ended December 31, 2000 of ($159.8) million compared to total revenue of $94.6 million for the three months ended December 31, 1999. The $254.4 million decrease was primarily due to the impact of the valuation provision for the mortgage servicing rights. Restated net servicing (expense) revenue resulted in a net expense of ($171.5) million, a decrease of $245.2 million compared to net revenue of $73.7 million for the three months ended December 31, 1999. This change was primarily due to the impact of the valuation provision for the mortgage servicing rights. Net interest expense increased primarily due to the narrowing of the spread between short-term and long-term interest rates and the funding of higher mortgage servicing assets. Net mortgage origination revenue increased due to the declining interest rate environment that resulted in increased production volumes. Total expenses increased as a result of higher expenses associated with the increase in production volumes and the servicing portfolio. Restated income tax expense for the three months ended December 31, 2000, decreased $89.4 million compared to the three months ended December 31, 1999, primarily due to a net loss resulting from the impact of the valuation provision of mortgage servicing rights.

Net Servicing (Expense) Revenue (Restated)

The Company incurred a net (expense) of ($171.5) million for the three months ended December 31, 2000 compared to net revenue of $73.7 million for the three months ended December 31, 1999. Net servicing (expense) revenue is comprised of mortgage servicing fees net of guaranty fees, ancillary servicing revenue, amortization and valuation provision of mortgage servicing rights, and the earnings impact of risk management of mortgage servicing rights.

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

Restated valuation provision of mortgage servicing rights of ($624.9) million for the three months ended December 31, 2000 is primarily due to the impairment of the mortgage servicing rights as described in detail in the Risk Management of Mortgage Servicing Rights below.

Restated risk management of mortgage servicing rights income of $365.5 million is primarily due to the $370.4 million gain on derivatives determined to no longer qualify for hedge accounting as described in detail in the section on Risk Management of Mortgage Servicing Rights in Note 5, "Risk Management and the Accounting for Derivative Instruments and Hedging Activities".

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

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                                                                  December 31, 2000      December 31, 1999
                                                                                 --------------------    -------------------
Servicing Portfolio Delinquencies, excluding bankruptcies (at end of period)
          30 days                                                                       3.56%                  3.37%
          60 days                                                                       0.70%                  0.62%
          90+ days                                                                      0.57%                  0.59%
                                                                                 --------------------    -------------------
               Total past due                                                           4.83%                  4.58%
                                                                                 ====================    ===================

          Foreclosures pending                                                          0.51%                  0.55%
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

Income Tax (Benefit) Expense (Restated)

HomeSide's restated income tax (benefit) was ($83.6) million for the three months ended December 31, 2000 compared to an expense of $5.8 million for the three months ended December 31, 1999. The effective income tax rates for the three-month periods ended December 31, 2000 and December 31, 1999 were 35% and 23%, respectively. The decrease in the income tax (benefit) expense was due to a net loss resulting from the impact of the valuation provision of mortgage servicing rights and income recognized from the change in value of the derivatives determined to no longer qualify for hedge accounting.



Risk Management (Restated)

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

Risk Management of Market Risk

Market risk recognizes the potential change in the value of assets, liabilities and other commitments as a result of movement in interest rates, asset prices and volatility. Certain members of the Company's Risk Council also comprise the Company's Asset and Liability Management Committee ("ALCO") which, under delegated authority from the Board, sets policies in relation to the management of market risk, corporate funding and balance sheet management. Representatives of the Company's ALCO report to the National's ALCO concerning risk management and also participate in the National's group ALCO meetings.

As more fully discussed in the notes to the financial statements, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective October 1, 2000. Accordingly, for the three-month period ended December 31, 2000, all of the Company's risk management derivative instruments are recorded at fair value. Changes in the value of risk management derivative instruments designated as qualifying fair value hedging relationships are recognized in current earnings along with the changes in the value of the qualifying hedged liabilities. Changes in the value of risk management derivative instruments designated as qualifying cash flow hedging relationships of forecasted loan sale transactions are recorded to other comprehensive income ("OCI") and reclassified to earnings concurrent with settlement of the loan sale transactions. The accounting policies relevant to derivative instruments and hedging activities for each of the Company's key risk management areas are more fully discussed in note 5 to the consolidated financial statements.

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

In the aggregate, the Company's strategy involves the use of a combination of mortgage forwards and mortgage options to maintain a risk management coverage. The Company utilizes mortgage forward delivery contracts to hedge a baseline portion of the Company's pipeline composed of interest rate lock commitments that management believes are probable of closing. Additionally, the Company utilizes options on mortgages and certain other products to hedge an element of the pipeline which is considered more uncertain of closing, and for which pull-through rates are likely to be volatile. During the quarter ended December 31, 2000, the Company's risk management strategy was effective in the declining interest rate environment as the increase in the value of the Company's commitments more than offset the losses in the value of the related risk management derivative instruments. During the quarter ended December 31, 2000, a net gain of approximately $7.0 million attributable to pipeline hedging results was recognized to earnings and is included in net mortgage origination revenue in the consolidated statements to income. Pursuant to the requirements of SFAS 133 (which are discussed in note 5 to the Company's consolidated financial statements) interest rate lock commitments and related risk management derivative instruments are accounted for as non-designated derivatives with changes in their values recorded to current earnings.

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

Risk Management of Mortgage Servicing Rights (Restated)

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

The Company's risk management program involves the use of a portfolio of risk management derivative instruments, which increase in value as interest rates decline. More specifically, management uses a combination of derivative instruments designed to provide effective offset to changes in the value of the mortgage servicing rights in different interest rate scenarios. The Company also attempts to manage basis risk, term sector risk, and liquidity risk by diversifying its portfolio with an array of derivative instruments that are approved for use by the Company's ALCO. Accordingly, the hedge portfolio is generally comprised of mortgage products, swap products and treasury products that are structured along various points of the yield curve.

Since the inception of HomeSide in March of 1996, the Company's hedge strategy has been effective in providing effective offset to changes in the value of its mortgage servicing rights. However, as of the three months ended December 31, 2000, the Company did not qualify for hedge accounting pursuant to the requirements of SFAS 133 (see Note 2). As a result, the Company recognized to current earnings $370.4 million in gains on derivatives determined to no longer qualify for hedge accounting and a $614.4 million impairment provision for the mortgage servicing rights asset for the three months ended December 31, 2000.

As part of its risk management program, the Company maintains certain risk management instruments that are accounted for as non-designated derivatives. These risk management instruments are structured to provide a level of economic offset and to provide a level of protection against decreases in the value of certain mortgage servicing rights that do not qualify for hedge designation under the terms of SFAS 133. During the quarter ended December 31, 2000, the Company recorded a valuation provision of $10.5 million related to decreases in the value of non-designated mortgage servicing rights. The non-designated derivative valuation provisions are included with the impairment provisions in the caption "valuation provision of mortgage servicing rights" in the consolidated statements of income.


Valuation  provision of mortgage servicing rights               $     (614,361)
Valuation provision on non-designated portfolio                        (10,500)
                                                                ----------------

Total valuation provision of mortgage servicing rights          $     (624,861)
                                                                ================

Risk Management of Corporate Funding

As part of its corporate funding and balance sheet management strategies, the Company maintains a desired level of its total borrowings through short-term funding sources. To meet the Company's financing needs, short-term funding is provided through the Company's commercial paper program and its short-term facility with the Parent. Additionally, the Company can alter its weighting in fixed-rate funding by converting medium-term notes to floating rate. During the three-month period ended December 31, 2000, the Company was party to $750 million in interest rate swaps which were effective in converting $750 million of medium-term notes to LIBOR-based funding. As discussed in note 5 to the financial statements, the interest rate swaps were accounted for as fair value hedges of the designated medium-term notes.


Liquidity and Capital Resources

The Company's principal financing needs are the financing of loan origination activities and the investment in mortgage servicing rights. To meet these needs, the Company currently utilizes funding from its commercial paper program, a credit facility with the National, medium-term notes, an independent syndicate of banks, repurchase agreements, and cash flow from operations. HomeSide continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include methods designed to expand the Company's financial capacity and reduce its cost of capital. In addition, to facilitate the sale and distribution of certain mortgage products, HomeSide Mortgage Securities, Inc., a wholly owned subsidiary of HomeSide Lending, Inc., maintains operational capabilities to facilitate the issuance of mortgage-backed securities.

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

                         HomeSide Lending, Inc.
                         ----------------------
                         (Registrant)

Date: December 6, 2001   By: /s/  Joseph J. Whiteside
                                 -------------------------
                                  Joseph J. Whiteside
                         Chief Executive Officer (Principal Executive Officer)


Date: December 6, 2001   By: /s/  Susan Lester
                                 -------------------------
                                  Susan Lester
                         Executive Vice President and Chief Financial Officer
                         (Principal Financial and Accounting Officer)