Form 10-Q/A
period 2001-03-31
HOMESIDE LENDING INC
filed 2001-12-06
CIK 1031258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at December 6, 2001
           -----                                 -------------------------------

Common stock $1.00 par value                             185.70 Shares

                             HOMESIDE LENDING, INC.
                                   FORM10-Q/A
                      Quarterly Period Ended March 31, 2001

                                      INDEX


                                                                                                                            Page No.
                                                                                                                            --------
PART I.  FINANCIAL INFORMATION
ITEM 1.           Financial Statements (unaudited)  (Note A):

                  Consolidated Balance Sheets as of March 31, 2001 and September 30, 2000..................................   3

                  Consolidated Statements of Income and Comprehensive Income for the Three and Six
                           Months Ended March 31, 2001 and March 31, 2000..................................................   4

                  Consolidated Statements of Cash Flows for the Three and Six Months Ended
                           March 31, 2001 and March 31, 2000...............................................................   5

                  Notes to Consolidated Financial Statements...............................................................   6

ITEM 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations....................   15


PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings........................................................................................   26

Item 6.           Exhibits and Reports on Form 8-K.........................................................................   26


SIGNATURES.................................................................................................................   27



Note A

As discussed in Note 2 of the consolidated financial statements of HomeSide Lending, Inc. (the "Company") included herein, the Company announced on September 4, 2001 the discovery of an incorrect interest rate assumption in the mortgage servicing rights model. As a result, the Company has determined the necessity to restate certain previously reported interim financial statements. The restatement, as presented herein, corrects the effects of the incorrect interest rate assumption on the consolidated financial statements and related notes for the three and six months ended March 31, 2001.

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                             HOMESIDE LENDING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (Dollars in Thousands, Except Share Data)


                                                                                          March 31, 2001         September 30, 2000
                                                                                            (Restated)
                                                                                       ----------------------   --------------------
ASSETS

Cash and cash equivalents                                                                   $   190,501             $   110,737
Mortgage loans held for sale, net                                                             1,614,909               1,441,216
Mortgage servicing rights, net                                                                4,041,074               4,464,312
Risk management instruments at fair value, net                                                  260,806                       -
Early pool buyout advances                                                                      143,418                 141,255
Accounts receivable, net                                                                        322,318                 324,028
Premises and equipment, net                                                                      83,461                  80,052
Goodwill, net                                                                                   580,084                 597,228
Other assets                                                                                    138,008                  93,414
                                                                                            -----------             -----------

Total Assets                                                                                $ 7,374,579             $ 7,252,242
                                                                                            ===========             ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities                                                    $   698,098             $   581,361
Notes payable                                                                                 3,334,500               3,235,400
Long-term debt                                                                                2,032,084               1,757,813
Deferred income taxes, net                                                                      194,072                 310,672
                                                                                            -----------             -----------

Total Liabilities                                                                             6,258,754               5,885,246
                                                                                            -----------             -----------

Stockholder's Equity:
Common stock:
     Common stock, $1.00 par value, 100 shares authorized, issued, and outstanding, all pledged as collateral on the long-term debt
         of the Parent                                                                                -                       -
Additional paid-in capital                                                                    1,342,541               1,342,541
(Accumulated deficit) Retained earnings                                                        (226,164)                 24,455
Accumulated other comprehensive (loss)                                                             (552)                      -
                                                                                            -----------             -----------

Total Stockholder's Equity                                                                    1,115,825               1,366,996
                                                                                            -----------             -----------

Total Liabilities and Stockholder's Equity                                                  $ 7,374,579             $ 7,252,242
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


                             HOMESIDE LENDING, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (Dollars in Thousands)



                                                             For the Three      For the Three        For the Six       For the Six
                                                              Months Ended       Months Ended        Months Ended      Months Ended
                                                             March 31, 2001     March 31, 2000      March 31, 2001    March 31, 2000
                                                                (Restated)                            (Restated)
                                                             ---------------    ---------------     ---------------   --------------

REVENUES:

Mortgage servicing fees                                        $ 220,255           $ 185,629           $ 428,453        $ 356,827
Amortization  of mortgage servicing rights                      (135,392)           (102,659)           (255,654)        (200,187)
Valuation provision of mortgage servicing rights                (277,510)                  -            (902,371)               -
Risk management of mortgage servicing rights                     142,589                   -             508,062                -
                                                               ---------           ---------           ---------        ---------
    Net servicing (expense) revenue                              (50,058)             82,970            (221,510)         156,640

Interest income                                                   29,150              30,107              57,833           66,272
Interest expense                                                 (45,502)            (40,593)            (90,956)         (73,744)
                                                               ---------           ---------           ---------        ---------
    Net interest (expense)                                       (16,352)            (10,486)            (33,123)          (7,472)

Net mortgage origination revenue                                  39,560              21,900              62,182           38,909
Other income                                                       1,783               1,248               7,585            2,112
                                                               ---------           ---------           ---------        ---------
    Total (Expenses) Revenues                                    (25,067)             95,632            (184,866)         190,189


EXPENSES:

Salaries and employee benefits                                    32,642              25,870              62,520           55,689
Occupancy and equipment                                            9,369               7,719              19,207           16,269
Servicing losses on investor-owned loans
   and foreclosure-related expenses                                8,109               7,386              18,200           15,755
Goodwill amortization                                              8,572               8,761              17,144           17,522
Other expenses                                                    15,675               9,315              35,032           22,676
                                                               ---------           ---------           ---------        ---------
    Total Expenses                                                74,367              59,051             152,103          127,911



(Loss) income before income taxes and cumulative                 (99,434)             36,581            (336,969)          62,278
effect of a change in accounting principle
Income tax (benefit) expense                                     (33,173)             16,550            (116,780)          22,327
                                                               ---------           ---------           ---------        ---------


(Loss) income before cumulative effect of a change in
accounting principle                                             (66,261)             20,031            (220,189)          39,951

Cumulative effect of a change in accounting for
derivative instruments and hedging activities, net of
income tax expense of $507                                             -                   -                 883                -
                                                               ---------           ---------           ---------        ---------

Net (loss) income                                                (66,261)             20,031            (219,306)          39,951

Other comprehensive income, net of tax:
      Cumulative effect of a change in accounting
      for derivative instruments and hedging activities                -                   -              (9,133)               -
      Net gains/(losses) on current period cash flow               2,376                   -                (539)               -
      Less: reclassification adjustment for losses
      included in net income                                          38                   -               9,120                -
                                                               ---------           ---------           ---------        ---------
Other comprehensive income (loss)                                  2,414                   -                (552)               -
                                                               ---------           ---------           ---------        ---------

Comprehensive (loss) income                                    $ (63,847)          $  20,031           $(219,858)       $  39,951
                                                               =========           =========           =========        =========

   The accompanying notes are an integral part of these financial statements.



                             HOMESIDE LENDING, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (Dollars in Thousands)


                                                                       For the Three   For the Three  For the Six     For the Six
                                                                       Months Ended    Months Ended   Months Ended    Months Ended
                                                                       March 31, 2001  March 31, 2000 March 31, 2001  March 31, 2000
                                                                        (Restated)                     (Restated)
                                                                       --------------  -------------- --------------  --------------

CASH FLOWS  (USED IN) PROVIDED BY OPERATING ACTIVITIES AND
RISK MANAGEMENT RESULTS:

Net (loss) income                                                      $ (66,261)       $  20,031    $(219,306)        $  39,951
Adjustments to reconcile net (loss) income to net cash (used in)
provided by  operating activities and risk management  results:
  Amortization  of mortgage servicing rights                             135,392          102,659      255,654           200,187
  Depreciation and amortization                                           13,719           12,568       27,007            25,073
  Cumulative effect of a change in accounting for derivative
     instruments and hedging activities, net                                   -                -         (883)                -
  Change in fair value of net hedged assets                               (5,359)               -       (5,511)                -
  Risk management of mortgage servicing rights                          (142,589)               -     (508,062)                -
  Valuation provision of mortgage servicing rights                       277,510                -      902,371                 -
  Servicing losses on investor-owned loans                                   479            2,674        4,039             5,204
  Change in deferred income tax liability                                (33,193)          18,599     (116,790)           71,508
  Origination, purchase and sale of loans held for sale, net of
      repayments                                                        (287,473)         412,154     (162,447)          524,488
  Change in accounts receivable                                           10,323           (3,528)      (2,799)          (39,297)
  Change in other assets and accounts payable and accrued liabilities    (13,618)         (49,566)     126,722          (101,677)
                                                                       ---------        ---------    ---------         ---------
Net cash (used in) provided by operating activities and risk
management results                                                      (111,070)         515,591      299,995           725,437

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of premises and equipment, net                                   (5,603)          (7,192)     (11,685)          (13,443)
Acquisition of mortgage servicing rights                                (297,401)        (123,255)    (734,787)         (358,174)
Net purchase of risk management contracts                                167,850         (414,032)     213,455          (552,839)
Net early pool buyout reimbursements                                     (16,961)          28,184       (2,550)          123,180
                                                                       ---------        ---------    ---------         ---------
Net cash used in investing activities                                   (152,115)        (516,295)    (535,567)         (801,276)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net borrowings (repayments to) from banks                                160,500         (559,398)      99,100           (64,799)
Net issuance of commercial paper                                         235,000          318,743            -           336,097
Issuance of medium-term notes                                                  -                -      250,000                 -
Payment of debt issue costs                                                 (754)            (249)      (2,290)           (2,371)
Repayment of long-term debt                                                  (82)         (60,223)        (161)          (60,444)
Dividends paid to Parent                                                       -                -      (31,313)          (31,313)
                                                                       ---------        ---------    ---------         ---------
Net cash provided by (used in) financing activities                      394,664         (301,127)     315,336           177,170

Net increase (decrease) in cash and cash equivalents                     131,479         (301,831)      79,764           101,331
Cash and cash equivalents at beginning of period                          59,022          606,021      110,737           202,859
                                                                       ---------        ---------    ---------         ---------

Cash and cash equivalents at end of period                             $ 190,501        $ 304,190    $ 190,501         $ 304,190
                                                                       =========        =========    =========         =========

Supplemental disclosure of cash flow information:
Interest paid                                                          $  59,888        $  43,063    $ 104,622         $  75,489
Income taxes paid                                                      $      21        $     339    $      23         $     342
Income taxes refunded                                                          -        $   2,388    $      14         $   2,395
Impact of cash flow hedges on other comprehensive income, net          $   2,414                -    $    (552)                -


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

Operating results for the three and six month periods ended March 31, 2001 and March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal period ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal year ended September 30, 2000 of HomeSide Lending, Inc ("HomeSide or the "Company") See also Note A to the Index to the Form 10-Q/A above.


2.       RESTATEMENT

As announced on September 4, 2001, the Company discovered an incorrect interest rate assumption in the mortgage servicing rights ("MSR") valuation model which caused the model to under estimate the MSR's sensitivity to movements in interest rates, particularly in a falling rate environment. During the quarter ended December 31, 2000, mortgage rates declined by 58 basis points from 7.88% at September 30, 2000 to 7.30% at December 31, 2000 with substantially all of the rate movement occurring in the second half of the quarter. During the quarter ended March 31, 2001, mortgage rates continued to decline by 35 basis points to 6.95% by quarter end. Had the valuation model included the correct interest rate assumption, the model would have estimated faster loan prepayment speeds and, as a result, a lower valuation of the mortgage servicing rights asset.

The correction of the incorrect interest rate assumption caused the Company to determine that the inception documentation required to apply hedge accounting pursuant to Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ( "SFAS 133"), was inadequate to support the characteristics of the hedged item and its exposure to changes in hedged risk. Therefore, the Company concluded that the application of hedge accounting was inappropriate for those derivative instruments previously designed to hedge the exposure to changes in the fair value of the mortgage servicing rights assets.

The Company recognized a gain of $264.2 million to current earnings related to the change in fair value of these derivatives for the three months ended March 31, 2001, and a gain of $634.6 million for the six months ended March 31, 2001 with no corresponding hedge offset relative to the change in the fair value of the mortgage servicing rights asset. Consequently, the Company reversed a previously recorded change in value of the mortgage servicing rights due to hedged risk of $217.2 million to current earnings for the three months ended March 31, 2001 and $565.1 million for the six months ended March 31, 2001. Pursuant to the guidance provided under Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140'), the Company subsequently performed an impairment evaluation of the mortgage servicing rights and recognized an additional valuation provision of $272.0 million to earnings for the three months ended March 31, 2001, and $886.4 million for the six months ended March 31, 2001. Accordingly, the consolidated statement of income for the three months ended March 31, 2001, as restated, reflects a pretax net reduction in net servicing revenues and pretax income of $54.8 million and a related tax benefit of $20.0 million, for a net reduction in previously reported earnings of $34.8 million. For the six months ended March 31, 2001, the consolidated statement of income as restated, reflects a pretax net reduction in net servicing (expense) revenue and pretax income of ($321.3) million and a related tax (benefit) of ($117.3) million, for a net reduction in previously reported earnings of $204.0 million.


The impact of the correction to the basis of the mortgage servicing rights three months ended March 31, 2001, as set forth herein, is as follows:

Mortgage Servicing Rights Restatement
For the Three Months Ended March 31, 2001
(Dollars in millions)

                                                        Mortgage servicing    Restatement adjustments     Restated mortgage
                                                            rights as          to mortgage servicing      servicing rights
                                                       originally reported             rights
                                                               (1)
                                                       --------------------------------------------------------------------
Restated Beginning Balance at December 31, 2000            $  4,156.5               $      -               $    4,156.5
Additions                                                       297.4                      -                      297.4
Change in value due to hedged risk                             (217.2)                 217.2                          -
Amortization                                                   (135.4)                     -                     (135.4)
Valuation provision                                              (5.5)                (272.0)                    (277.5)
                                                       --------------------------------------------------------------------

Ending Balance at March 31, 2001                           $  4,095.8               $  (54.8)              $    4,041.0
                                                       ====================================================================
----------

(1) Ending Balance at March 31, 2001 is modified in accordance with the Restated Beginning Balance at December 31, 2000. Refer to Form 10-Q/A filed for the quarterly period ended December 31, 2000 for additional information regarding the Restated Beginning Balance at December 31, 2000.


3.       CASH AND CASH EQUIVALENTS

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


4.       MORTGAGE SERVICING RIGHTS (Restated)

The change in the balance of mortgage servicing rights was as follows (in thousands):

Balance, September 30, 2000                $4,464,312
Additions                                     734,787
Amortization                                 (255,654)
Valuation provision                          (902,371)
                                        -----------------

Balance, March 31, 2001                    $4,041,074
                                        =================

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


Following is a summary of the net gains/(losses) recognized on non-designated risk management derivatives related to the pipeline at March 31, 2001 (in thousands):

                                                                        For the three               For the six
                                                                         months ended              months ended
                                                                        March 31, 2001            March 31, 2001
                                                                       -----------------         ------------------
Gains on IRLCs recognized to income                                    $      16,184             $      33,876

Losses on mortgage forward delivery contracts                                 (9,549)                  (23,367)
Losses on options contracts                                                   (1,125)                   (2,671)
                                                                       -----------------         ------------------
   Total losses recognized to income                                         (10,674)                  (26,038)

Net gains recognized on non-designated derivatives                     $       5,510             $       7,838
                                                                       =================         ==================


Gains on interest rate lock commitments represent increases in the value of the commitments from the rate-lock inception date to the loan funding date (for those commitments that are funded), or to the current reporting date for those IRLCs that are open at March 31, 2001. The basis of the IRLCs at the loan funding date, representing cumulative gains or losses on the IRLCs, is included as a component of the initial cost basis of the loans. Approximately $7.7 million of the gains recognized on IRLCs (reported for the three months ended March 31, 2001, above) were applied to the initial basis of the underlying loans funded and are included in the carrying amount of loans held for sale at March 31, 2001. The balance of the gains totaling $8.5 million are recognized as open derivative contracts at March 31, 2001 and are recorded at fair value in the consolidated balance sheets. The net gains and losses on non-designated risk management derivatives (related to the pipeline) were included as a component of risk management results in the previously filed Form 10-Q for the quarter ended March 31, 2001. To present an integrated operational perspective, these results were reclassified and are now included in net mortgage origination revenue in the accompanying consolidated statements of income.

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

Mortgage loans held for sale at March 31, 2001 include non-conforming loans aggregating $112.4 million which will be sold to non-agency, private investors. During the three- and six-month periods ended March 31, 2001, gains/(losses) of $0.2 million and $(0.2) million, respectively, on non-designated mortgage forward delivery contracts maintained as economic hedges of non-conforming loans were recorded to earnings and included as a component of risk management results in the previously filed Form 10-Q for the quarter ended March 31, 2001. To present an integrated operational perspective, these results were reclassified and are now included in net mortgage origination revenue in the accompanying consolidated statements of income.

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

                                                                                                      Tax
                                                                                 Before-tax        (expense)       Net-of-tax
                                                                                   Amount         or benefit         amount
                                                                               ---------------- ---------------- ----------------
Balance at September 30, 2000                                                    $      -         $      -         $      -
Cumulative effect of a change in accounting for hedging activities                (14,383)           5,250           (9,133)
Net losses on current period cash flow hedges                                      (4,589)           1,674           (2,915)
Reclassification of losses to net income                                           14,302           (5,220)           9,082
                                                                                 --------         --------         --------

Balance at December 31, 2000                                                     $ (4,670)        $  1,704         $ (2,966)
Net gains on current period cash flow hedges                                        3,742           (1,366)           2,376
 Reclassification of losses to net income                                              59              (21)              38
                                                                                 --------         --------         --------

Balance at March 31, 2001                                                        $   (869)        $    317         $   (552)
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

The Company employs statistical correlation techniques, both at the inception of the hedge period and on an ongoing basis, to formally assess its expectation that changes in the value of the derivative contracts are effectively correlated to changes in the value of the hedged asset or liability. Due to an incorrect interest rate assumption in the mortgage servicing rights valuation model (see
Note 2), the Company determined that the inception documentation required for hedge accounting pursuant to SFAS 133 for the quarter ended March 31, 2001 was inadequate to support the characteristics of the hedged item and its exposure to changes in hedged risk. Therefore, the Company concluded that the application of hedge accounting was inappropriate for those derivative instruments previously designed to hedge the exposure to changes in the fair value of the mortgage servicing rights assets. The Company recognized a gain of $264.2 million to current earnings related to the change in fair value of these derivatives for the three months ended March 31, 2001, and a gain of $634.6 million for the six months ended March 31, 2001, with no corresponding hedge offset relative to the change in the fair value of the mortgage servicing rights asset. Consequently, the Company reversed a previously recorded change in value of the mortgage servicing rights due to hedged risk of $217.2 million to current earnings for the three months ended March 31, 2001, and $565.1 million for the six months ended March 31, 2001 and recorded an additional valuation provision of $272.0 million and $886.4 million, related to an impairment evaluation of mortgage servicing rights for the three months ended March 31, 2001 and six months ended March 31, 2001, respectively.

HomeSide's risk management program also employs the use of non-designated derivative contracts that are used to provide a level of economic offset against the value changes attributable to the non-designated portfolios that do not qualify for hedge accounting treatment under SFAS 133. Additionally, the Company is party to certain risk management strategies that are structured to mitigate yield curve risk and to provide a level of economic offset to the time decay (theta). These non-designated derivatives are marked-to-market with changes in value recorded to earnings. During the three months ended March 31, 2001 the company recognized a loss of $65.8 million to current earnings related to the change in fair value of these non-designated derivatives and a loss in the amount of $55.8 million associated with excluded components relating to theta. During the six months ended March 31, 2001 the company recognized a loss of $40.3 million to current earnings related to the change in fair value of these non-designated derivatives and a loss in the amount of $86.2 million associated with the excluded components relating to theta. Additionally, the fair value of the Company's derivative instruments used in the risk management of mortgage servicing rights is $236.2 million at March 31, 2001.

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

Other Derivatives: The Company uses certain derivatives to economically hedge the funding activities associated with government loans that are repurchased out of GNMA (Government National Mortgage Association) pools that the Company has previously sold. However, the Company does not designate a hedging relationship for these derivatives for hedge accounting purposes. Accordingly, net losses on these derivatives of $0.4 million and $0.7 million for the three months and six months ended March 31, 2001, respectively, were recorded to income and were included as a component of risk management results in the previously filed Form 10-Q for the quarter ended March 31, 2001. To present an integrated operational perspective, these results were reclassified and are now included as a component of other income in the accompanying consolidated statements of income.


6.       NOTES PAYABLE

Notes payable consist of the following (in thousands):
                                                                               Weighted Average Interest Rate
                                                                               ------------------------------
                                                    Total Outstanding       At Period End       During the Period
                                                    -----------------       -------------       -----------------

March 31, 2001:
Commercial paper                                             $1,500,000         5.40%                 5.84%
National Australia Bank unsecured facility                    1,834,500         5.41%                 6.00%
                                                  ----------------------
  Total                                                      $3,334,500
                                                  ======================

September 30, 2000:
Commercial Paper                                            $ 1,500,000         6.63%                 6.16%
National Australia Bank Unsecured Facility                    1,735,400         6.70%                 6.25%
                                                  ----------------------
  Total                                                      $3,235,400
                                                  ======================

HomeSide has established a commercial paper program, which is supported by an independent syndicate of banks under a credit facility. On March 19, 2001 this commercial paper program was increased from $1.5 billion to $2.0 billion. The weighted average interest rates on commercial paper outstanding during the three- and six-month periods ended March 31, 2001 were 5.84% and 6.24%, respectively. On October 16, 2000, HomeSide entered into a $1.5 billion back-up credit facility. This agreement replaces HomeSide's previous bank credit facility and will terminate on October 15, 2002. Borrowings under the credit facility bear interest at rates per annum, based on, at HomeSide's option, (i) the Eurodollar rate plus an applicable margin, (ii) the greater of the federal funds rate plus an applicable margin or the prime rate, (iii) in the case of swingline loans, the federal funds rate plus an applicable margin, or (iv) in the case of competitive bid loans, the lowest competitive Eurodollar or fixed rate submitted by a bidding lender. The primary purpose of this credit facility is to provide liquidity back-up for HomeSide's commercial paper program. The outstanding commercial paper reduces available borrowings under the credit facility. At March 31, 2001, there were no amounts outstanding under the credit facility.

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


7.       LONG-TERM DEBT

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


         Issue Date              Outstanding Balance            Coupon Rate               Maturity Date
         ----------              -------------------            -----------               -------------

June 30, 1997                      $   200,000                     6.88%                    June 30, 2002
June 30, 1997                           40,000                     6.82%                    July 2, 2001
July 1, 1997                            15,000                     6.86%                    July 2, 2001
July 31, 1997                          200,000                     6.75%                    August 1, 2004
September 15, 1997                      45,000                     6.77%                    September 17, 2001
April 23, 1998                         125,000                     5.79% *                  April 24, 2001
May 22, 1998                           225,000                     6.20%                    May 15, 2003
June 9, 2000                           215,000                     7.07% *                  June 10, 2002
June 9, 2000                           200,000                     6.89% *                  April 9, 2002
June 9, 2000                            85,000                     7.07% *                  June 10, 2002
August 1, 2000                          75,000                     6.97% *                  August 1, 2002
September 14, 2000                      75,000                     6.79% *                  September 16, 2002
September 14, 2000                      60,000                     6.94% *                  September 15, 2003
September 14, 2000                      25,000                     7.00%                    September 16, 2002
September 15, 2000                     100,000                     6.79% *                  September 16, 2002
September 15, 2000                      50,000                     6.86% *                  September 16, 2002
December 4, 2000                       125,000                     6.98% *                  December 4, 2002
December 4, 2000                        75,000                     6.98% *                  December 4, 2002
December 4, 2000                        50,000                     6.87% *                  December 4, 2002
                              ---------------------------
  Total                                 $1,985,000
                              ===========================


----------

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


8.       EXECUTIVE COMPENSATION

Effective March 20, 2001, the Parent adopted certain changes to its previously adopted NAB Group - USA Deferred Compensation Plan, effective as of February 10, 1998 (the "Plan"). The Plan is for the benefit of certain employees of the Company, all of whom constitute a select group of management or highly compensated employees ("Participants"). Pursuant to the provisions of Section
2.16 of the Plan, the Company was designated a Participating Employer.

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

Key Elements of Amended Plan
----------------------------

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


9.       NEW ACCOUNTING STANDARDS

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


10.    DIVIDENDS

On October 23, 2000 the Company paid dividends to the Parent in the amount of $31.3 million.



ITEM 2.  Management's  Discussion  and Analysis of Financial  Condition  and
         -------------------------------------------------------------------
         Results of Operations
         ---------------------

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

The following information regarding loan production activities for HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the three-and six-months periods ended March 31, 2001 and 2000 (in millions):

                                For the Three        For the Three       For the Six         For the Six
                                Months Ended         Months Ended        Months Ended        Months Ended
                               March 31, 2001       March 31, 2000      March 31, 2001      March 31, 2000
                              ------------------    ----------------    ---------------     ---------------
Correspondent                           $ 3,421             $ 1,717            $ 6,195             $ 4,279
Co-issue                                  4,381               1,642              7,531               4,072
Broker                                    1,058                 343              1,780                 812
                              ------------------    ----------------    ---------------     ---------------
  Total wholesale                         8,860               3,702             15,506               9,163
Direct                                      275                 129                506                 276
                              ------------------    ----------------    ---------------     ---------------
  Total production                        9,135               3,831             16,012               9,439
Bulk acquisitions                         2,064               2,466             15,261               7,024
                              ------------------    ----------------    ---------------     ---------------
  Total production and
    acquisitions                        $11,199              $6,297            $31,273             $16,463
                              ==================    ================    ===============     ===============

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

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the three and six-month periods ended March 31, 2001 and 2000 (in millions):

                                          For the Three        For the Three         For the Six        For the Six
                                          Months Ended         Months Ended         Months Ended        Months Ended
                                         March 31, 2001       March 31, 2000       March 31, 2001      March 31, 2000
                                       ------------------    ------------------    ----------------    ---------------
Balance at beginning of
  Period                                       $ 187,552             $ 150,735           $ 173,310          $ 145,552
   Additions, net                                 11,176                 6,227              31,229             16,384
   Scheduled amortization                          1,329                 1,045               2,525              2,083
   Prepayments                                     7,784                 3,112              12,191              6,802
   Foreclosures                                      207                   304                 415                550
                                       ------------------    ------------------    ----------------    ---------------

       Total reductions                            9,320                 4,461              15,131              9,435
                                       ------------------    ------------------    ----------------    ---------------

Balance at end of period                       $ 189,408             $ 152,501           $ 189,408          $ 152,501
                                       ==================    ==================    ================    ===============



Results of Operations (Restated)

For the three months ended March 31, 2001 compared to the three months ended March 31, 2000

Summary (Restated)

Restated net (loss) income was ($66.3) million for the three months ended March 31, 2001, compared to $20.0 million for the three months ended March 31, 2000.
The $86.3 million decrease is primarily due to the impact of the valuation provision for the mortgage servicing rights driven by the acceleration of the projected prepayment speeds associated with declining mortgage interest rates. Restated total (expenses) revenues for the three months ended March 31, 2001 of ($25.1) million compared to total revenue of $95.6 million for the three months ended March 31, 2000. The $120.7 million decrease was primarily due to the impact of the valuation provision for the mortgage servicing rights. Restated net servicing (expense) revenue resulted in a net expense of ($50.1) million, a decrease of $133.1 million compared to net revenue of $83.0 million for the three months ended March 31, 2000. This change was primarily due to the impact of the valuation provision for the mortgage servicing rights. Net interest expense increased to ($16.4) million for the three months ended March 31, 2001, compared to ($10.5) million primarily due to the narrowing of the spread between short-term and long-term interest rates and the funding of higher mortgage servicing assets. Net mortgage origination revenue increased from $21.9 million for the three months ended March 31, 2000 to $39.6 million for the three months ended March 31, 2001 due to declining mortgage interest rates which resulted in increased production volume. Total expenses increased 26% as a result of higher expenses associated with the increase in production volumes and the servicing portfolio. Restated income tax expense for the three months ended March 31, 2001, decreased $49.7 million compared to the three months ended March 31, 2000, primarily due to a net loss resulting from the impact of the valuation provision of mortgage servicing rights.

Net Servicing (Expense) Revenue (Restated)

The Company incurred net (expense) of ($50.1) million for the three months ended March 31, 2001 compared to net revenue of $83.0 million for the three months ended March 31, 2000. Net servicing (expense) revenue is comprised of mortgage servicing fees net of guaranty fees, ancillary servicing revenue, amortization and valuation provision of mortgage servicing rights, and the earnings impact of risk management of mortgage servicing rights.

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

Restated valuation provision of mortgage servicing rights of ($277.5) million for the three months ended March 31, 2001 is primarily due to the impairment of the mortgage servicing rights as described in detail in the Risk Management of Mortgage Servicing Rights below.

Restated risk management of mortgage servicing rights income of $142.6 million is primarily due to the $264.2 million gain on derivatives determined to no longer qualify for hedge accounting as described in detail in the section on Risk Management of Mortgage Servicing Rights in note 5." Risk Management and the Accounting for Derivative Instruments and Hedging Activities".

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

Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, fees charged to review loan documents for purchased loan production, gains and losses on the sale of loans, and reclassified risk management hedge results. Net mortgage origination revenue was $39.6 million for the three months ended March 31, 2001 compared to $21.9 million for the three months ended March 31, 2000. The increase was primarily due to an increase in production volumes resulting from the factors previously discussed in the loan production activities section.

Other Income

Other income for the three months ended March 31, 2001 was $1.8 million compared to $1.2 million for the three months ended March 31, 2000. This increase is primarily due to the amortization of the deferred gain resulting from a sale-leaseback transaction involving HomeSide's facility in San Antonio, Texas entered into on October 2, 2000. In accordance with SFAS 98 "Accounting for Leases", HomeSide recognized an immediate gain of $4.5 million. In addition, a deferred gain of $7.3 million was recorded and is amortized over the life of the lease.

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

Occupancy and Equipment Expense

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the three months ended March 31, 2001 was $9.4 million compared to $7.7 million for the three months ended March 31, 2000, a 22% increase. The increase is driven by additional leased space and technology related assets in support of growth in the mortgage servicing portfolio.

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

The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                                                                   March 31, 2001          March 31, 2000
                                                                                 --------------------    -------------------
Servicing Portfolio Delinquencies, excluding bankruptcies (at end of period)
          30 days                                                                       2.60%                  2.23%
          60 days                                                                       0.52%                  0.48%
          90+ days                                                                      0.43%                  0.55%
                                                                                 --------------------    -------------------
               Total past due                                                           3.55%                  3.26%
                                                                                 ====================    ===================

          Foreclosures pending                                                          0.59%                  0.52%
                                                                                 ====================    ===================



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

Income Tax (Benefit) Expense (Restated)

HomeSide's restated income tax (benefit) was ($33.2) million for the three months ended March 31, 2001 compared to an expense of $16.6 million for the three months ended March 31, 2000. The effective income tax rates for the three-month periods ended March 31, 2001 and March 31, 2000 were 33% and 45%, respectively. The decrease in the income tax (benefit) expense was due to a net loss resulting from the impact of the valuation provision of mortgage servicing rights and income recognized from the change in value of the derivatives determined to no longer qualify for hedge accounting.


Results of Operations (Restated)

For the six months ended March 31, 2001 compared to the six months ended March 31, 2000

Summary (Restated)

Restated net (loss) income was ($219.3) million for the six months ended March 31, 2001, compared to $40.0 million for the six months ended March 31, 2000. The $259.3 million decrease is primarily due to the impact of the valuation provision for mortgage servicing rights driven by the acceleration of the projected prepayment speeds associated with declining mortgage interest rates. Restated total (expenses) revenues for the six months ended March 31, 2001 of ($184.9) million compared to total revenue of $190.2 million for the six months ended March 31, 2000. The $375.1 million decrease was primarily due to the impact of the valuation provision for mortgage servicing rights. Restated net servicing (expense) revenue resulted in a net expense of ($221.5) million, a decrease of $378.1 million compared to net revenue of $156.6 million for the six months ended March 31, 2000. This change was primarily due to the impact of the valuation provision for mortgage servicing rights. Net interest expense increased to ($33.1) million for the six months ended March 31, 2001, compared to ($7.5) million for the six months ended March 31, 2000. This 341% increase resulted primarily from a narrowing of the spread between short-term and long-term interest rates and the growth of HomeSide's assets. Net mortgage origination revenue increased 60% for the six months ended March 31, 2001 compared to the six months ended March 31, 2000 due to declining mortgage interest rates, which resulted in increased production volume. Total expenses of $152.1 million for the six months ended March 31, 2001 compared to $127.9 million for the six months ended March 31, 2000, an increase of 19%, was a result of higher expenses associated with the increase in production volumes, the growth of the servicing portfolio, and higher prepayment activity. Restated income tax expense for the six months ended March 31, 2001, decreased $139.1 million compared to the six months ended March 31, 2000, primarily due to a net loss resulting from the impact of the valuation provision of mortgage servicing rights.

Net Servicing (Expense) Revenue (Restated)

The Company incurred a net (expense) of ($221.5) million for the six months ended March 31, 2001 compared to net revenue of $156.6 million for the six months ended March 31, 2000. Net servicing (expense) revenue is comprised of mortgage servicing fees net of guaranty fees, ancillary servicing revenue, amortization and valuation provision of mortgage servicing rights, and the earnings impact of risk management of mortgage servicing rights.

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

Restated valuation provision of mortgage servicing rights of ($902.4) million for the six months ended March 31, 2001 is primarily due to the impairment of the mortgage servicing rights as described in detail in the Risk Management of Mortgage Servicing Rights below.

Restated risk management of mortgage servicing rights income of $508.1 million for the six months ended March 31, 2001 is primarily due to the $634.6 million gain on derivatives determined to no longer qualify for hedge accounting, as described in detail in the section on Risk Management of Mortgage Servicing

Rights in note 5, "Risk Management and the Accounting for Derivative Instruments and Hedging Activities".

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

Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, fees charged to review loan documents for purchased loan production, gains and losses on the sale of loans, and reclassified risk management hedge results. Net mortgage origination revenue was $62.2 million for the six months ended March 31, 2001 compared to $38.9 million for the six months ended March 31, 2000. The increase was primarily due to an increase in production volumes resulting from the factors previously discussed in the loan production activities section.

Other Income

Other income for the six months ended March 31, 2001 was $7.6 million compared to $2.1 million for the six months ended March 31, 2000. This increase primarily resulted from a sale-leaseback transaction involving HomeSide's facility in San Antonio, Texas entered into on October 2, 2000. In accordance with SFAS 98 "Accounting for Leases", HomeSide recognized an immediate gain of $4.5 million. In addition, a deferred gain of $7.3 million was recorded and is amortized over the life of the lease.

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

Income Tax (Benefit) Expense (Restated)

HomeSide's restated income tax (benefit) was ($116.8) million for the six months ended March 31, 2001 compared to an expense of $22.3 million for the six months ended March 31, 2000. The effective income tax rates for the six-month periods ended March 31, 2001 and March 31, 2000 were 35% and 36%, respectively. The decrease in the income tax (benefit) expense was due to a net loss resulting from the impact of the valuation provision of mortgage servicing rights and income recognized from the change in value of the derivatives determined to no longer qualify for hedge accounting.



Risk Management Activities (Restated)

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

Since the inception of HomeSide in March of 1996, the Company's hedge strategy has been effective in providing effective offset to changes in the value of its mortgage servicing rights. However, as of quarter ended March 31, 2001, the Company did not qualify for hedge accounting pursuant to the requirements of SFAS 133 (see Note 2). As a result, the Company recognized to current earnings $264.2 million in gains on derivatives determined to no longer qualify for hedge accounting and a $277.5 million impairment provision for the mortgage servicing rights asset for the three months ended March 31, 2001. For the six months ended March 31, 2001, the Company recognized to current earnings $634.6 million in gains on derivatives determined to no longer apply for hedge accounting and a $902.4 million impairment provision for the mortgage servicing rights asset.

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

Financing

Net cash provided by financing activities for the quarter ended March 31, 2001 was $394.7 million. Net cash used in financing activities for the quarter ended March 31, 2000 was $301.1 million. Net cash provided by financing activities for the six month periods ended March 31, 2001 and 2000 were $315.3 million and $177.2 million, respectively. Cash was provided by borrowings from the National and the issuance of commercial paper and medium-term notes. Cash was used for repayment of borrowings from the National, payment of debt issue costs, payment of dividends to the Parent, and repayment of medium-term notes.

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

                           PART II - OTHER INFORMATION

ITEM  1.  Legal Proceedings
          -----------------

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

                         HomeSide Lending, Inc.
                         (Registrant)

Date: December 6, 2001   By: /s/  Joseph J. Whiteside
                                 ------------------------
                                  Joseph J. Whiteside
                         Chief Executive Officer (Principal Executive Officer)


Date: December 6, 2001   By: /s/  Susan Lester
                                 -------------------------
                                  Susan Lester
                         Executive Vice President and Chief Financial Officer
                         (Principal Financial and Accounting Officer)