Form 10-Q/A
period 2001-06-30
HOMESIDE LENDING INC
filed 2001-12-06
CIK 1031258

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at December 6, 2001
             -----                               ------------------------------

  Common stock $1.00 par value                            185.70 shares




                             HOMESIDE LENDING, INC.
                                   FORM10-Q/A
                      Quarterly Period Ended June 30, 2001

                                      INDEX


                                                                                                                           Page No.
                                                                                                                           --------
PART I.  FINANCIAL INFORMATION
ITEM 1.           Financial Statements (unaudited)   (Note A):

                  Consolidated Balance Sheets as of June 30, 2001 and September 30, 2000..................................     3

                  Consolidated Statements of Income and Comprehensive Income for the Three and Nine
                           Months Ended June 30, 2001 and June 30, 2000...................................................     4

                  Consolidated Statements of Cash Flows for the Three and Nine Months Ended
                           June 30, 2001 and June 30, 2000................................................................     5

                  Notes to Consolidated Financial Statements..............................................................     6

ITEM 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations...................     15


PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.......................................................................................     26

Item 6.           Exhibits and Reports on Form 8-K........................................................................     26


SIGNATURES................................................................................................................     27



Note A

As discussed in Note 2 of the consolidated financial statements of HomeSide Lending, Inc. (the "Company") included herein, the Company announced on September 4, 2001 the discovery of an incorrect interest rate assumption in the mortgage servicing rights model. As a result, the Company has determined the necessity to restate certain previously reported interim financial statements. The restatement, as presented herein, corrects the effects of the incorrect interest rate assumption on the consolidated financial statements and related notes for the three and nine months ended June 30, 2001.


                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                             HOMESIDE LENDING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (Dollars in Thousands, Except Share Data)


                                                                                           June 30, 2001         September 30, 2000
                                                                                            (Restated)
                                                                                       ----------------------    -------------------
ASSETS

Cash and cash equivalents                                                                    $   281,341           $   110,737
Mortgage loans held for sale, net                                                              1,676,747             1,441,216
Mortgage servicing rights, net                                                                 4,265,120             4,464,312
Early pool buyout advances                                                                       159,104               141,255
Accounts receivable, net                                                                         270,536               324,028
Premises and equipment, net                                                                       85,084                80,052
Goodwill, net                                                                                    571,512               597,228
Other assets                                                                                     151,078                93,414
                                                                                             -----------           -----------

Total Assets                                                                                 $ 7,460,522           $ 7,252,242
                                                                                             ===========           ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable and accrued liabilities                                                     $   501,255           $   581,361
Risk management instruments at fair value, net                                                   306,091                     -
Notes payable                                                                                  4,009,000             3,235,400
Long-term debt                                                                                 1,906,055             1,757,813
Deferred income taxes, net                                                                        50,055               310,672
                                                                                             -----------           -----------

Total Liabilities                                                                              6,772,456             5,885,246
                                                                                             -----------           -----------

Stockholder's Equity:
Common stock:
     Common stock, $1.00 par value, 100 shares authorized, issued, and
       outstanding                                                                                     -                     -
Additional paid-in capital                                                                     1,342,541             1,342,541
(Accumulated deficit) retained earnings                                                         (659,791)               24,455
Accumulated other comprehensive income                                                             5,316                     -
                                                                                             -----------           -----------

Total Stockholder's Equity                                                                       688,066             1,366,996
                                                                                             -----------           -----------

Total Liabilities and Stockholder's Equity                                                   $ 7,460,522           $ 7,252,242
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


                             HOMESIDE LENDING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (Dollars in Thousands)



                                                                     For the Three    For the Three     For the Nine    For the Nine
                                                                      Months Ended    Months Ended      Months Ended    Months Ended
                                                                     June 30, 2001    June 30, 2000    June 30, 2001   June 30, 2000
                                                                       (Restated)                        (Restated)
                                                                     -------------    -------------    -------------   -------------

REVENUES:

Mortgage servicing fees                                                $ 224,927        $ 182,542        $ 653,380        $ 539,369
Amortization of mortgage servicing rights                               (171,797)         (97,085)        (427,451)        (297,272)
Valuation provision of mortgage servicing rights                          75,280                -         (827,090)               -
Risk management of mortgage servicing rights                            (525,280)               -          (17,218)               -
                                                                       ---------        ---------        ---------        ---------
    Net servicing (expense) revenue                                     (396,870)          85,457         (618,379)         242,097


Interest income                                                           32,889           26,329           90,723           92,601
Interest expense                                                         (37,434)         (42,068)        (128,391)        (115,812)
                                                                       ---------        ---------        ---------        ---------
    Net interest expense                                                  (4,545)         (15,739)         (37,668)         (23,211)

Net mortgage origination revenue                                          67,723           13,631          129,905           52,540
Other income                                                               4,195            1,505           11,780            3,617
                                                                       ---------        ---------        ---------        ---------
    Total (Expenses) Revenues                                           (329,497)          84,854         (514,362)         275,043




EXPENSES:
Salaries and employee benefits                                            38,094           27,905          100,614           83,594
Occupancy and equipment                                                   10,433            7,690           29,640           23,959
Servicing losses on investor-owned loans
   and foreclosure-related expenses                                        8,878            9,092           27,077           24,847
Goodwill amortization                                                      8,572            8,761           25,716           26,283
Other expenses                                                            16,880           13,288           51,914           35,964
                                                                       ---------        ---------        ---------        ---------
    Total Expenses                                                        82,857           66,736          234,961          194,647



(Loss) income before income taxes and cumulative
effect of a change in accounting principle                              (412,354)          18,118         (749,323)          80,396
Income tax (benefit) expense                                            (147,393)           9,811         (264,174)          32,138
                                                                       ---------        ---------        ---------        ---------

(Loss) income before cumulative effect of a change in
accounting principle                                                    (264,961)           8,307         (485,149)          48,258

Cumulative effect of a change in accounting for
derivative instruments and hedging activities, net of
income tax expense of $507                                                     -                -              883                -
                                                                       ---------        ---------        ---------        ---------
Net (loss) income                                                       (264,961)           8,307         (484,266)          48,258

Other comprehensive income, net of tax:
      Cumulative effect of a change in accounting                              -                -                                 -
      for derivative instruments and hedging activities                                                     (9,133)

      Net gains on current period cash flow                                5,393                -            4,856                -
      Less: reclassification adjustment for losses                                              -                                 -
      included in net income                                                 475                             9,593
                                                                       ---------        ---------        ---------        ---------
Other comprehensive income                                                 5,868                -            5,316                -
                                                                       ---------        ---------        ---------        ---------
Comprehensive (loss) income                                            $(259,093)       $   8,307        $(478,950)       $  48,258
                                                                       =========        =========        =========        =========


   The accompanying notes are an integral part of these financial statements.



                             HOMESIDE LENDING, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                             (Dollars in Thousands)


                                                                           For the        For the       For the Nine    For the Nine
                                                                        Three Months   Three Months     Months Ended    Months Ended
                                                                            Ended          Ended       June 30, 2001   June 30, 2000
                                                                        June 30, 2001  June 30, 2000     (Restated)
                                                                         (Restated)
                                                                        ------------- ----------------------------------------------
CASH FLOWS  PROVIDED BY (USED IN) OPERATING ACTIVITIES AND
RISK MANAGEMENT RESULTS:

Net (loss) income                                                        $  (264,961)  $     8,307     $  (484,266)    $    48,258
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities and risk management results:
  Amortization of mortgage servicing rights                                  171,797        97,085         427,451         297,272
  Depreciation and amortization                                               14,097        12,609          41,104          37,682
  Cumulative effect of a change in accounting for derivative
     instruments and hedging activities, net                                       -             -            (883)              -
  Change in fair value of net hedged assets                                   (5,758)            -         (11,269)              -
  Risk management of mortgage servicing rights                               525,280             -          17,219               -
  Valuation provision of mortgage servicing rights                           (75,280)            -         827,090               -
  Servicing losses on investor-owned loans                                     1,727         2,407           5,766           7,611
  Change in deferred income tax liability                                   (147,390)        9,805        (264,180)         81,313
  Origination, purchase and sale of loans held for sale, net of
      repayments                                                             (66,275)     (501,879)       (228,722)         22,609
  Change in accounts receivable                                               49,846       (88,372)         47,047        (127,669)
  Change in other assets and accounts payable and accrued liabilities       (176,924)       40,300         (50,203)        (61,377)
                                                                         -----------   -----------     -----------     -----------
Net cash provided by (used in) operating activities and risk
management results                                                            26,159      (419,738)        326,154         305,699

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of premises and equipment, net                                       (6,314)       (5,546)        (17,999)        (18,989)
Acquisition of mortgage servicing rights                                    (320,563)     (229,248)     (1,055,349)       (587,421)
Net purchase of risk management contracts                                     26,746        80,567         240,201        (472,272)
Net early pool buyout reimbursements                                         (15,496)       30,773         (18,047)        153,953
                                                                         -----------   -----------     -----------     -----------
Net cash used in investing activities                                       (315,627)     (123,454)       (851,194)       (924,729)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Net borrowings from banks                                                     51,500       200,600         150,600         135,800
Net issuance of commercial paper                                             500,000             -         500,000         336,097
Issuance of medium-term notes                                                      -       500,000         250,000         500,000
Issuance of notes payable                                                    123,000             -         123,000               -
Payment of debt issue costs                                                     (442)       (1,317)         (2,732)         (3,688)
Repayment of long-term debt                                                 (125,084)     (250,225)       (125,245)       (310,669)
Dividends paid to Parent                                                    (168,666)      (31,343)       (199,979)        (62,656)
                                                                         -----------   -----------     -----------     -----------
Net cash provided by financing activities                                    380,308       417,715         695,644         594,884
Net increase (decrease) in cash and cash equivalents                          90,840      (125,477)        170,604         (24,146)
Cash and cash equivalents at beginning of period                             190,501       304,190         110,737         202,859
                                                                         -----------   -----------     -----------     -----------

Cash and cash equivalents at end of period                               $   281,341   $   178,713     $   281,341     $   178,713

                                                                         ===========   ===========     ===========     ===========

Supplemental disclosure of cash flow information:
Interest paid                                                            $    37,179   $    32,517     $   141,801     $   108,202
Income taxes paid                                                                  -   $         6     $        23     $       348
Income taxes refunded                                                    $         4             -     $        18     $     2,395
Impact of cash flow hedges on other comprehensive income, net            $     5,868             -     $     5,316               -


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


2. RESTATEMENT

As announced on September 4, 2001, the Company discovered an incorrect interest rate assumption in the mortgage servicing rights ("MSR") valuation model which caused the model to under estimate the MSR's sensitivity to movements in interest rates, particularly in a falling rate environment. During the quarter ended December 31, 2000, mortgage rates declined by 58 basis points from 7.88% at September 30, 2000 to 7.30% at December 31, 2000 with substantially all of the rate movement occurring in the second half of the quarter. During the six-month period from December 31, 2000 to June 30, 2001, mortgage rates continued to decline an additional 10 basis points to 7.20% at June 30, 2001. Had the valuation model included the correct interest rate assumption, the model would have estimated faster loan prepayment speeds and, as a result, a lower valuation of the mortgage servicing rights asset.

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

The Company recognized a loss of ($567.7) million to current earnings related to the change in fair value of these derivatives for the three months ended June 30, 2001, and a gain of $66.9 million for the nine months ended June 30, 2001, with no corresponding hedge offset relative to the change in the fair value of the mortgage servicing rights. Consequently, the Company reversed a previously recorded change in value of the mortgage servicing rights due to hedged risk of ($389.0) million to earnings for the three months ended June 30, 2001 and $176.1 million for the nine months ended June 30,2001. Pursuant to the guidance provided under Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140'), the Company subsequently performed an impairment evaluation of the mortgage servicing rights and recognized a decrease in valuation provision of $389.0 million to earnings for the three months ended June 30, 2001, and an additional valuation provision of $497.4 million for the nine months ended June 30, 2001. Accordingly, the consolidated statement of income for the three months ended June 30, 2001, as restated, reflects no net effect to current period earnings. For the nine months ended June 30, 2001, the consolidated statement of income as restated, reflects a pretax net reduction in net servicing (expense) revenue and pretax income of ($321.3) million and a related tax (benefit) of ($117.3) million, for a net reduction in previously reported earnings of $204.0 million.


The impact of the correction to the basis of the mortgage servicing rights for the three months ended June 30, 2001, as set forth herein, is as follows:

Mortgage Servicing Rights Restatement
For the Three Months Ended June 30, 2001
(Dollars in millions)

                                                        Mortgage servicing    Restatement adjustments     Restated mortgage
                                                            rights as          to mortgage servicing      servicing rights
                                                       originally reported             rights
                                                               (1)
                                                       ----------------------------------------------------------------------
Restated Beginning Balance at March 31, 2001               $  4,041.0                $     -                 $  4,041.0
Additions                                                       320.6                      -                      320.6
Change in value due to hedged risk                              389.0                 (389.0)                         -
Amortization                                                   (171.8)                     -                     (171.8)
Valuation provision                                            (313.7)                 389.0                       75.3
                                                       ----------------------------------------------------------------------
Ending Balance at June 30, 2001                            $  4,265.1                $     -                 $  4,265.1

                                                       ======================================================================
----------

(1) Ending Balance at June 30, 2001 is modified in accordance with the Restated Beginning Balance at March 31, 2001. Refer to Form 10-Q/A filed for the quarterly period ended March 31, 2001 for additional information regarding the Restated Beginning Balance at March 31, 2001.


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

As restated, in the three-month period ended June 30, 2001, the Company recognized a $75.3 million increase to earnings through the valuation provision of mortgage servicing rights. As restated, in the nine-month period ended June 30, 2001, the Company recognized a $827.1 million decrease to earnings through the valuation provision of mortgage servicing rights. In the three-month period ended June 30, 2001, the Company previously recognized a $313.7 million decrease to earnings through the valuation provision of mortgage servicing rights as a result of unprecedented refinancing activity and extreme interest rate volatility. During the restatement process (see Note 2), the Company recognized a $389.0 million increase to earnings through the valuation provision of mortgage servicing rights for the three months ended June 30, 2001. The Company recognized an increase in the valuation provision of $497.4 million, a decrease to earnings, resulting in the total valuation provision of $827.1 million for the nine-month period ended June 30, 2001.

The change in the balance of mortgage servicing rights was as follows (in thousands):

Balance, September 30, 2000                                          $4,464,312
Additions                                                             1,055,349

Amortization
                                                                       (427,451)
Valuation provision
                                                                       (827,090)
                                                                ----------------

Balance, June 30, 2001                                               $4,265,120
                                                                ================



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

                                                                                                  For the three      For the nine
                                                                                                  months ended       months ended
                                                                                                  June 30, 2001      June 30, 2001
                                                                                                -----------------  -----------------
(Losses)/Gains on IRLCs recognized to income                                                        $ (6,695)           $ 27,181

Gains/(Losses) on mortgage forward delivery contracts                                                  4,766             (18,601)
Gains on options contracts                                                                             5,715               3,044
                                                                                                    --------            --------
   Total gains/(losses) recognized to income                                                          10,481             (15,557)

Net gains recognized on non-designated derivatives                                                  $  3,786            $ 11,624
                                                                                                    ========            ========

Gains/(losses) on interest rate lock commitments represent the change in value of the commitments from the rate-lock inception date to the loan funding date (for those commitments that are funded), or to the current reporting date for those IRLCs that are open at June 30, 2001. The basis of the IRLCs at the loan funding date, representing cumulative gains or losses on the IRLCs, is included as a component of the initial cost basis of the loans. Approximately $1.0 million of the net losses recognized on IRLCs (reported for the three months ended June 30, 2001, above) were applied to the initial basis of the underlying loans funded. The balance of the losses totaling $5.7 million are recognized as open derivative contracts at June 30, 2001 and are recorded at fair value in the consolidated balance sheets. The net gains on non-designated derivatives (related to the pipeline) were included as a component of risk management results in the previously filed Form 10-Q for the quarter ended June 30, 2001. To present an integrated operational perspective, these results were reclassified and are now included in net mortgage origination revenue in the accompanying consolidated statements of income.

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

Mortgage loans held for sale at June 30, 2001 include non-conforming loans aggregating $280.6 million which will be sold to non-agency, private investors. During the three- and nine-month periods ended June 30, 2001, gains of $1.5 million and $1.3 million, respectively, on non-designated mortgage forward delivery contracts maintained as economic hedges of non-conforming loans were recorded to earnings and included as a component of risk management results in the previously filed Form 10-Q for the quarter ended June 30, 2001. To present an integrated operational perspective, these results were reclassified and are now included in net mortgage origination revenue in the accompanying consolidated statements of income.


The fair value of risk management hedging relationships at June 30, 2001 is as follows (in thousands):

Mortgage Pipeline:
IRLCs at period end                                               $  (5,732)
Non-designated mortgage forward delivery contracts                     4,766
Options on mortgage-backed securities                                  8,523
                                                                -------------
   Total fair value of pipeline derivatives                            7,557


Mortgage Inventory:
Designated mortgage forward delivery contracts                         8,371
Non-designated mortgage forward delivery contracts                     1,248
                                                                -------------
   Total fair value of derivatives related to inventory                9,619

Net asset recorded for fair value derivatives                       $ 17,176
                                                                =============



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

Activity in OCI related to cash flow hedges of forecasted loan sales is summarized as follows for the nine-months ended June 30, 2001 (in thousands):

                                                                                                       Tax
                                                                                    Before-tax       (expense)         Net-of-tax
                                                                                      Amount         or benefit          amount
                                                                                  ---------------- ---------------- ----------------
Balance at September 30, 2000                                                        $      -         $      -         $      -
Cumulative effect of a change in accounting for hedging activities                    (14,383)           5,250           (9,133)
Net losses on current period cash flow hedges                                            (847)             310             (537)
Reclassification of losses to net income                                               14,361           (5,243)           9,118
                                                                                     --------         --------         --------

Balance at March 31, 2001                                                            $   (869)        $    317         $   (552)
Net gains on current period cash flow hedges                                            8,492           (3,099)           5,393

 Reclassification of losses to net income                                                 748             (273)             475
                                                                                     --------         --------         --------

Balance at June 30, 2001                                                             $  8,371         $ (3,055)        $  5,316
                                                                                  ================ ================ ================

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

The Company employs statistical correlation techniques, both at the inception of the hedge period and on an ongoing basis, to formally assess its expectation that changes in the value of the derivative contracts are effectively correlated to changes in the value of the hedged asset or liability. Due to an incorrect interest rate assumption in the mortgage servicing rights valuation model (see
Note 2), the Company determined that the inception documentation required for hedge accounting pursuant to SFAS 133 for the quarter ended June 30, 2001 was inadequate to support the characteristics of the hedged item and its exposure to changes in hedged risk. Therefore, the Company concluded that the application of hedge accounting was inappropriate for those derivative instruments previously designed to hedge the exposure to changes in the fair value of the mortgage servicing rights assets. The Company recognized a loss of ($567.7) million to current earnings related to the change in fair value of these derivatives for the three months ended June 30, 2001, and a gain of $66.9 million for the nine months ended June 30, 2001. No corresponding hedge offset relative to the change in the fair value of the mortgage servicing rights asset was recognized. Consequently, the Company reversed a previously recorded change in value of the mortgage servicing rights due to hedged risk of $389.0 million to current earnings for the three months ended June 30, 2001 and $176.1 million for the nine months ended June 30, 2001. The Company also recorded an additional valuation provision recovery of $389.0 million related to an impairment evaluation of mortgage servicing rights for the three months ended June 30, 2001, and an additional valuation provision of $497.4 million for the nine months ended June 30, 2001.

HomeSide's risk management program also employs the use of non-designated derivative contracts that are used to provide a level of economic offset against the value changes attributable to the non-designated portfolios that do not qualify for hedge accounting treatment under SFAS 133. Additionally, the Company is party to certain risk management strategies that are structured to mitigate yield curve risk and to provide a level of economic offset to the time decay (theta). These non-designated derivatives are marked-to-market with changes in value recorded to earnings. During the three months ended June 30, 2001 the company recognized a gain of $50.6 million to current earnings related to the change in fair value of these non-designated derivatives and a loss in the amount of $8.2 million associated with excluded components relating to theta. During the nine months ended June 30, 2001 the company recognized a gain of $10.3 million to current earnings related to the change in fair value of these non-designated derivatives and a loss in the amount of $94.4 million associated with the excluded components relating to theta. Additionally, the fair value of the Company's derivative instruments used in the risk management of mortgage servicing rights is ($347.4) million at June 30, 2001.

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

Other Derivatives: The Company uses certain derivatives to economically hedge the funding activities associated with government loans that are repurchased out of GNMA (Government National Mortgage Association) pools that the Company has previously sold. However, the Company does not designate a hedging relationship for these derivatives for hedge accounting purposes. Accordingly, net gains/(losses) on these derivatives of $0.5 million and $(0.2) million for the three months and nine months ended June 30, 2001, respectively, were recorded to income and included as a component of risk management results in the previously filed Form 10-Q for the quarter ended June 30, 2001. To present an integrated operational perspective, these results were reclassified and are now included as a component of other income in the accompanying consolidated statements of income.

6.    NOTES PAYABLE

Notes payable consist of the following (in thousands):


                                                                            Weighted Average Interest Rate
                                                                            ------------------------------
                                                    Total Outstanding       At Period End       During the Period
                                                    -----------------       -------------       -----------------

June 30, 2001:
Money market notes                                            $ 123,000         3.43%                 3.43%
Commercial paper                                              2,000,000         4.02%                 4.41%
National Australia Bank unsecured facility                    1,886,000         4.30%                 4.37%
                                                  ----------------------
  Total                                                      $4,009,000
                                                  ======================

September 30, 2000:
Commercial Paper                                            $ 1,500,000         6.63%                 6.16%
National Australia Bank Unsecured Facility                    1,735,400         6.70%                 6.25%
                                                  ----------------------
  Total                                                      $3,235,400
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

7.    LONG-TERM DEBT

Medium-term notes

As of June 30, 2001, outstanding medium-term notes issued by HomeSide Lending under a $3.568 billion shelf registration statement were as follows (in thousands):

         Issue Date              Outstanding Balance            Coupon Rate               Maturity Date
         ----------              -------------------            -----------               -------------

June 30, 1997                        $  200,000                    6.88%                  June 30, 2002
June 30, 1997                            40,000                    6.82%                  July 2, 2001
July 1, 1997                             15,000                    6.86%                  July 2, 2001
July 31, 1997                           200,000                    6.75%                  August 1, 2004
September 15, 1997                       45,000                    6.77%                  September 17, 2001
May 22, 1998                            225,000                    6.20%                  May 15, 2003
June 9, 2000                            215,000                    7.07% *                June 10, 2002
June 9, 2000                            200,000                    6.89% *                April 9, 2002
June 9, 2000                             85,000                    7.07% *                June 10, 2002
August 1, 2000                           75,000                    6.97% *                August 1, 2002
September 14, 2000                       75,000                    6.79% *                September 16, 2002
September 14, 2000                       60,000                    6.94% *                September 15, 2003
September 14, 2000                       25,000                    7.00%                  September 16, 2002
September 15, 2000                      100,000                    6.79% *                September 16, 2002
September 15, 2000                       50,000                    6.86% *                September 16, 2002
December 4, 2000                        125,000                    6.98% *                December 4, 2002
December 4, 2000                         75,000                    6.98% *                December 4, 2002
December 4, 2000                         50,000                    6.87% *                December 4, 2002
                              ---------------------------
  Total                              $1,860,000
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

8.    SUBSEQUENT EVENTS

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


9.     NEW ACCOUNTING STANDARDS

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


10.     DIVIDENDS

The Company paid dividends to the Parent in the amount of $137.4 million for the redemption of the 11.25% Notes (the "Parent Notes") on May 16, 2001. See note 6. Additionally, the Company paid dividends to the Parent in the amount of $31.3 million on April 2, 2001 and $31.3 million on October 23, 2000.



ITEM 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

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

The following information regarding loan production activities for HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the three- and nine-month periods ended June 30, 2001 and 2000 (in millions):


                                         For the Three        For the Three        For the Nine       For the Nine
                                          Months Ended         Months Ended        Months Ended       Months Ended
                                         June 30, 2001        June 30, 2000       June 30, 2001       June 30, 2000
                                        -----------------     ---------------     ---------------    ----------------
    Correspondent                                $ 5,487             $ 2,169            $ 11,682             $ 6,448
    Co-issue                                       4,862               1,939              12,393               6,011
    Broker                                         1,379                 540               3,159               1,352
                                        -----------------     ---------------     ---------------    ----------------
      Total wholesale                             11,728               4,648              27,234              13,811
    Direct (HomeSide Solutions)                      483                 169                 989                 445
                                        -----------------     ---------------     ---------------    ----------------
      Total production                            12,211               4,817              28,223              14,256
    Bulk acquisitions                                  -               5,152              15,261              12,176
                                        -----------------     ---------------     ---------------    ----------------
      Total production and
        Acquisitions                             $12,211              $9,969             $43,484             $26,432
                                        =================     ===============     ===============    ================


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

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the three- and nine-month periods ended June 30, 2001 and 2000 (in millions):


                                          For the Three         For the Three        For the Nine        For the Nine
                                          Months Ended          Months Ended         Months Ended        Months Ended
                                          June 30, 2001         June 30, 2000        June 30, 2001      June 30, 2000
                                        ------------------    ------------------ -- ---------------- -- ---------------
 Balance at beginning of
   Period                                       $ 189,408             $ 152,501           $ 173,310          $ 145,552
    Additions, net                                 12,148                 9,882              43,376             26,266
    Scheduled amortization                          1,386                 1,079               3,911              3,162
    Prepayments                                    12,546                 4,207              24,737             11,009
    Foreclosures                                      214                   266                 628                816
                                        ------------------    ------------------    ----------------    ---------------
        Total reductions                           14,146                 5,552              29,276             14,987
                                                              ------------------    ----------------    ---------------
                                        ------------------
 Balance at end of period                       $ 187,410             $ 156,831           $ 187,410          $ 156,831
                                        ==================    ==================    ================    ===============

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


Results of Operations (Restated)

For the three months ended June 30, 2001 compared to the three months ended June 30, 2000

Summary (Restated)

Restated net (loss) income was ($265.0) million for the three months ended June 30, 2001, compared to $8.3 million for the three months ended June 30, 2000. The $273.3 million decrease is primarily due to the impact of the loss caused by the change in value of the derivatives determined to no longer qualify for hedge accounting. Restated total (expenses) revenues for the three months ended June 30, 2001 of ($329.5) million compared to total revenue of $84.9 million for the three months ended June 30, 2000. The $414.4 million decrease was primarily due to the impact of the loss caused by the change in value of the derivatives determined to no longer qualify for hedge accounting. Restated net servicing (expense) revenue resulted in a net expense of ($396.9) million, a decrease of $482.4 million compared to net revenue of $85.5 million for the three months ended June 30, 2000. This change was primarily due to the impact of the loss caused by the change in value of the derivatives determined to no longer qualify for hedge accounting. Net interest expense decreased to ($4.5) million for the three months ended June 30, 2001, compared to ($15.7) million for the three months ended June 30, 2000. This 71% decrease resulted primarily from a decrease in interest rates, widening of the spread between short-term and long-term interest rates and was partially offset by the growth of HomeSide's net assets. Net mortgage origination revenue increased from $13.6 million to $67.7 million primarily due to declining mortgage interest rates, which resulted in increased production volumes and margins. Total expenses increased 24% as a result of higher expenses associated with the increase in production volumes, growth of the servicing portfolio, and higher prepayment activity. Income tax expense decreased as a result of the net loss primarily due to the impact of the loss caused by the change in value of the derivatives determined to no longer qualify for hedge accounting.

Net Servicing (Expense) Revenue (Restated)

The Company incurred a net expense of ($396.9) million for the three months ended June 30, 2001 compared to net revenue of $85.5 million for the three months ended June 30, 2000. Net servicing (expense) revenue is comprised of mortgage servicing fees net of guaranty fees, ancillary servicing revenue, amortization and valuation provision of mortgage servicing rights, and the earnings impact of risk management of the mortgage servicing rights.

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

Amortization expense increased 77% to $171.8 million for the three months ended June 30, 2001 compared to $97.1 million for the three months ended June 30, 2000. The increase in amortization expense was primarily due to acceleration of projected prepayment speeds associated with declining mortgage interest rates. A decline in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of net service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense. See Note 4 to the Consolidated Financial Statements.

Restated valuation provision of mortgage servicing rights income of $75.3 million for the three months ended June 30, 2001 is primarily due to the reduction in provision for the mortgage servicing rights as described in detail in the Risk Management of Mortgage Servicing Rights below.

Restated risk management of mortgage servicing rights (expense) of ($525.3) million is primarily due to the $567.7 million loss on derivatives determined to no longer qualify for hedge accounting, as described in detail in the section on Risk Management of Mortgage Servicing Rights in Note 5, "Risk Management and the Accounting for Derivative Instruments and Hedging Activities".

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

Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, fees charged to review loan documents for purchased loan production, gains and losses on the sale of loans, and reclassified risk management hedge results. Net mortgage origination revenue was $67.7 million for the three months ended June 30, 2001 compared to $13.6 million for the three months ended June 30, 2000. The increase was primarily due to an increase in production volumes and margins resulting from the factors previously discussed in the loan production activities section.

Other Income

Other income for the three months ended June 30, 2001 was $4.2 million compared to $1.5 million for the three months ended June 30, 2000. This increase is primarily due to the amortization of the deferred gain resulting from a sale-leaseback transaction involving HomeSide's facility in San Antonio, Texas entered into on October 2, 2000. In accordance with SFAS 98 "Accounting for Leases", HomeSide recognized an immediate gain of $4.5 million and recorded a deferred gain of $7.3 million which is amortized over the life of the lease.

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


The  following   table  sets  forth   HomeSide's   delinquency  and  foreclosure
experience:

                        Servicing Portfolio Delinquencies
                             (percent by loan count)

                                                                                    June 30, 2001          June 30, 2000
                                                                                 --------------------    -------------------
Servicing Portfolio Delinquencies, excluding bankruptcies (at end of period)
          30 days                                                                       3.08%                  2.46%
          60 days                                                                       0.60%                  0.50%
          90+ days                                                                      0.38%                  0.44%
                                                                                 --------------------    -------------------
               Total past due                                                           4.06%                  3.40%
                                                                                 ====================    ===================

          Foreclosures pending                                                          0.65%                  0.47%
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

Income Tax (Benefit) Expense

HomeSide's income tax (benefit) expense was ($147.4) million for the three months ended June 30, 2001 compared to $9.8 million for the three months ended June 30, 2000. The effective income tax rates for the three-month periods ended June 30, 2001 and 2000 were 36% and 54%, respectively. The decrease in the income tax (benefit) expense was due to a net loss resulting from the change in the valuation provision of mortgage servicing rights offset by losses recognized from the change in value of the derivatives determined to no longer qualify for hedge accounting.

Results of Operations (Restated)

For the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000

   Summary (Restated)

Restated net (loss) income was ($484.3) million for the nine months ended June 30, 2001, compared to $48.3 million for the nine months ended June 30, 2000. The $532.6 million decrease is primarily due to the impact of the valuation provision for the mortgage servicing rights driven by the acceleration of the projected prepayment speeds associated with declining mortgage interest rates. Restated total (expenses) revenues for the nine months ended June 30, 2001 of ($514.4) million compared to total revenue of $275.0 million for the nine months ended June 30, 2000. The $789.4 million decrease was primarily due to the impact of the valuation provision for the mortgage servicing rights. Restated net servicing (expense) revenue resulted in a net expense of ($618.4) million, a decrease of $860.5 million compared to net revenue of $242.1 million for the nine months ended June 30, 2000. This change was primarily due to the impact of the valuation provision for the mortgage servicing rights. Net interest expense increased to ($37.7) million for the nine months ended June 30, 2001, compared to ($23.2) million for the nine months ended June 30, 2000. This 63% increase resulted primarily from a narrowing of the average period-over-period spread between short-term and long-term interest rates and the growth of HomeSide's assets. Net mortgage origination revenue increased 147% for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000 primarily due to declining mortgage interest rates, which resulted in increased production volume and margins. Total expenses of $235.0 million for the nine months ended June 30, 2001 compared to $194.6 million for the nine months ended June 30, 2000, an increase of 21%, was a result of higher expenses associated with the increase in production volumes, the growth of the servicing portfolio, and higher prepayment activity. Income tax expense decreased as a result of the net loss due to the impact of risk management results (SFAS 133) and provision for mortgage servicing rights recognized in earnings.

Net Servicing (Expense) Revenue (Restated)

The Company incurred a net (expense) of ($618.4) million for the nine months ended June 30, compared to net revenue of $242.1 million for the nine months ended June 30, 2000. Net servicing (expense) revenue is comprised of mortgage servicing fees net of guaranty fees, ancillary servicing revenue, amortization and valuation provision of mortgage servicing rights, and the earnings impact of risk management of mortgage servicing rights.

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

Restated valuation provision of mortgage servicing rights of ($827.1) million for the nine months ended June 30, 2001 is primarily due to the impairment of the mortgage servicing rights as described in detail in the Risk Management of Mortgage Servicing Rights below.

Restated risk management of mortgage servicing rights (expense) of ($17.2) million for the nine months ended June 30, 2001is primarily due to the $66.9 million gain on derivatives determined to no longer qualify for hedge accounting offset by the $94.4 million loss associated with the excluded components relating to theta. More detail regarding these items are described in the section on Risk Management of Mortgage Servicing Rights in Note 5, "Risk Management and the Accounting for Derivative Instruments and Hedging Activities".

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

Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, fees charged to review loan documents for purchased loan production, gains and losses on the sale of loans, and reclassified risk management hedge results. Net mortgage origination revenue was $129.9 million for the nine months ended June 30, 2001 compared to $52.5 million for the nine months ended June 30, 2000. The increase was primarily due to an increase in production volumes and margins resulting from the factors previously discussed in the loan production activities section.

Other Income

Other income for the nine months ended June 30, 2001 was $11.8 million compared to $3.6 million for the nine months ended June 30, 2000. This increase primarily resulted from a sale-leaseback transaction involving HomeSide's facility in San Antonio, Texas entered into on October 2, 2000. In accordance with SFAS 98 "Accounting for Leases", HomeSide recognized an immediate gain of $4.5 million and recorded a deferred gain of $7.3 million which is amortized over the life of the lease.

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

Income Tax (Benefit) Expense (Restated)

HomeSide's restated income tax (benefit) expense was ($264.2) million for the nine months ended June 30, 2001 compared to $32.1 million for the nine months ended June 30, 2000. The effective income tax rates for the nine-month periods ended June 30, 2001 and 2000 were 35% and 40%, respectively. The decrease in the income tax (benefit) expense was due to a net loss resulting from the impact of the valuation provision of mortgage servicing rights and losses recognized from the change in value of the derivatives determined to no longer qualify for hedge accounting.

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

Continued uncertainties surrounding future monetary policy and the state of the US economy have resulted in significant volatility in interest rate spreads between short and long term rates, placing considerable pressure on the Company's hedge performance. As more fully discussed in note 5 of the financial statements, HomeSide utilizes a combination of derivative instruments to create a hedge portfolio that is intended to provide effective protection of the value of the Company's mortgage servicing rights from interest rate risk. The volatile interest rate environment discussed above has negatively impacted the effectiveness of these derivative instruments.

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

Risk Management of Mortgage Servicing Rights (Restated)

Mortgage servicing rights represent the capitalized value of the estimated future net servicing revenues associated with the Company's servicing portfolio. See Note 4 to the Consolidated Financial Statements. The Company maintains a risk management program intended to protect the value of mortgage servicing rights from changes in value due to changes in estimated loan prepayment speeds, which are mainly influenced by changes in interest rates.

The value of mortgage servicing rights is extremely sensitive to changes in interest rates since interest rates are the primary driver of actual and projected prepayment rates. As interest rates decline, prepayment rates increase as a result of actual and expected refinancing activities of borrowers. As a result, the value of mortgage servicing rights decreases in value as interest rates decline and, generally, at accelerating rates depending in large measure on the note rates of the underlying loans in relation to market interest rates. The value of the Company's mortgage servicing rights is based on the present value of expected cash flows received over the life of the loan using vendor models which incorporate prepayment estimates to forecast estimated future servicing revenues, servicing costs, ancillary revenues, escrow earnings, credit losses and other expenses. See Note 4 to the Consolidated Financial Statements.

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

Since the inception of HomeSide in March of 1996, the Company's hedge strategy has been effective in providing effective offset to changes in the value of its mortgage servicing rights. However, as of the three months ended June 30, 2001, the Company did not qualify for hedge accounting pursuant to the requirements of SFAS 133 (see Note 2). As a result, the Company recognized to current earnings ($567.7) million in (loss) on derivatives determined to no longer qualify for hedge accounting and a $75.3 million reduction in impairment provision for the mortgage servicing rights asset for the three months ended June 30, 2001. For the nine months ended June 30, 2001, the Company recognized to current earnings $66.9 million in gain on derivatives determined to no longer qualify for hedge accounting and a $827.1 million impairment provision for the mortgage servicing rights asset.

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


Liquidity and Capital Resources

The Company's principal financing needs are the financing of loan origination activities and the investment in mortgage servicing rights. To meet these needs, the Company currently utilizes funding from its commercial paper program, a credit facility with the National, medium-term notes, money market notes, an independent syndicate of banks, repurchase agreements, and cash flow from operations. HomeSide continues to investigate and pursue alternative and supplementary methods to finance its growing operations through the public and private capital markets. These may include methods designed to expand the Company's financial capacity and reduce its cost of capital. In addition, to facilitate the sale and distribution of certain mortgage products, HomeSide Mortgage Securities, Inc., a wholly owned subsidiary of HomeSide Lending, Inc., may continue to issue mortgage-backed securities.

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


Quantitative and Qualitative Market Risk

There have been no material changes in the Company's market risk from September 30, 2000. For information regarding the Company's market risk, refer to Form 10-K for the fiscal year ended September 30, 2000 of HomeSide Lending, Inc. Additionally, the results of HomeSide's risk management programs and the associated accounting for derivative instruments and hedging activities pursuant to SFAS 133, as amended, is more fully described in Note 5 to the Consolidated Financial Statements.



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

                         HomeSide Lending, Inc.
                         (Registrant)

Date: December 6, 2001   By: /s/  Joseph J. Whiteside
                                 --------------------------
                                  Joseph J. Whiteside
                         Chief Executive Officer (Principal Executive Officer)


Date: December 6, 2001   By: /s/  Susan Lester
                                 --------------------------
                                  Susan Lester
                         Executive  Vice President and Chief Financial Officer
                         (Principal Financial and Accounting Officer)