Form 10-Q
period 2002-03-31
HOMESIDE LENDING INC
filed 2002-05-15
CIK 1031258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-12979

                             HOMESIDE LENDING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                        59-2725415
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


          8659 BAYPINE ROAD, BLDG. 3, SUITE 300, JACKSONVILLE, FL 32256
          --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (904) 807-3400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

        Name of Each Class             Name of Each Exchange on which Registered
       ------------------              -----------------------------------------
Floating Rate Notes due June 10, 2002            New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---   ---

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             HOMESIDE LENDING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                   MARCH 31, 2002   SEPTEMBER 30, 2001
                                                   --------------   ------------------
ASSETS
Cash and cash equivalents                           $ 1,178,926       $   703,439
Mortgage loans held for sale, net                        53,343         1,845,766
Mortgage servicing rights, net                        3,159,376         2,615,225
Risk management instruments at fair value, net               --           437,758
Early pool buyout advances                              325,420            55,595
Accounts receivable, net                                349,686           488,918
Premises and equipment, net                                 885            81,811
Other assets                                             44,033            49,947
                                                    -----------       -----------

Total Assets                                        $ 5,111,669       $ 6,278,459
                                                    ===========       ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued liabilities            $   613,998       $ 1,019,838
Risk management instruments at fair value, net           99,792                --
Notes payable                                         1,316,000         2,148,000
Long-term debt                                        1,788,493         1,821,551
Deferred income taxes, net                                6,680            11,310
                                                    -----------       -----------
Total Liabilities                                     3,824,963         5,000,699
                                                    -----------       -----------

Stockholder's Equity:
Common stock:
Common stock, $1.00 par value, 185.7 shares
  authorized, issued, and outstanding                        --                --
Additional paid-in capital                            3,310,541         3,310,541
Accumulated deficit                                  (2,023,960)       (2,016,455)
Accumulated other comprehensive gain (loss)                 125           (16,326)
                                                    -----------       -----------

Total Stockholder's Equity                            1,286,706         1,277,760
                                                    -----------       -----------

Total Liabilities and Stockholder's Equity          $ 5,111,669       $ 6,278,459
                                                    ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                             HOMESIDE LENDING, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               FOR THE THREE    FOR THE THREE     FOR THE SIX        FOR THE SIX
                                                                MONTHS ENDED     MONTHS ENDED     MONTHS ENDED      MONTHS ENDED
                                                               MARCH 31, 2002   MARCH 31, 2001   MARCH 31, 2002    MARCH 31, 2001
                                                               --------------   --------------   --------------    --------------
REVENUES:
Mortgage servicing fees                                         $ 206,841       $ 220,255        $ 428,788         $ 428,453
Amortization of mortgage servicing rights                        (195,710)       (135,392)        (387,295)         (255,654)
Risk management of mortgage servicing rights                     (146,855)        142,589          454,435           508,062
Valuation provision of mortgage servicing rights                  154,000        (277,510)        (443,371)         (902,371)
                                                                ---------       ---------        ---------         ---------
    Net servicing revenue (expense)                                18,276         (50,058)          52,557          (221,510)

Interest income                                                    24,427          29,150           58,945            57,833
Interest expense                                                  (18,459)        (45,502)         (45,144)          (90,956)
                                                                ---------       ---------        ---------         ---------
    Net interest revenue (expense)                                  5,968         (16,352)          13,801           (33,123)

Net mortgage origination revenue                                   37,149          39,560          101,475            62,182
Other income                                                        2,984           1,783            6,881             7,585
                                                                ---------       ---------        ---------         ---------
    Total Revenues (Expenses)                                      64,377         (25,067)         174,714          (184,866)

EXPENSES:
Salaries and employee benefits                                     26,548          32,642           68,610            62,520
Occupancy and equipment                                             7,680           9,369           19,235            19,207
Servicing losses on investor-owned loans
   and foreclosure-related expenses                                 8,746           8,109           14,652            18,200
Goodwill amortization                                                  --           8,572               --            17,144
Loss on disposition of operating assets                             9,805              --            9,805                --
Other expenses                                                     26,993          15,675           45,917            35,032
                                                                ---------       ---------        ---------         ---------
    Total Expenses                                                 79,772          74,367          158,219           152,103

(Loss) income before income taxes and cumulative                  (15,395)        (99,434)          16,495          (336,969)
effect of a change in accounting principle
Income tax (benefit) expense                                           --         (33,173)              --          (116,780)
                                                                ---------       ---------        ---------         ---------

(Loss) income before cumulative effect of a change in
accounting principle                                              (15,395)        (66,261)          16,495          (220,189)

Cumulative effect of a change in accounting for
derivative instruments and hedging activities, net of
income tax expense of $507                                             --              --               --               883
                                                                ---------       ---------        ---------         ---------

NET (LOSS) INCOME                                                 (15,395)        (66,261)          16,495          (219,306)

Other comprehensive income, net of tax:
      Cumulative effect of a change in accounting
      for derivative instruments and hedging activities                --              --               --            (9,133)
      Net gains (losses) on current period cash flow hedges           467           2,376            8,521              (539)
      Less: reclassification adjustment for (gains)
      losses included in net (loss) income                           (163)             38             (203)            9,120
      Less: reclassification of losses on sale of warehouse
      loans/hedges as a result of the disposition of
      operating assets                                              8,133              --            8,133                --
                                                                ---------       ---------        ---------         ---------
Other comprehensive income (loss)                                   8,437           2,414           16,451              (552)
                                                                ---------       ---------        ---------         ---------

COMPREHENSIVE (LOSS) INCOME                                     $  (6,958)      $ (63,847)       $  32,946         $(219,858)
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

                             HOMESIDE LENDING, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                       FOR THE                FOR THE               FOR THE              FOR THE
                                                  THREE MONTHS ENDED    THREE MONTHS ENDED      SIX MONTHS ENDED    SIX MONTHS ENDED
                                                    MARCH 31, 2002        MARCH 31, 2001         MARCH 31, 2002      MARCH 31, 2001
                                                  ------------------    ------------------      ----------------    ----------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING
ACTIVITIES AND RISK MANAGEMENT RESULTS:

Net (loss) income                                     $   (15,395)         $ (66,261)               $    16,495       $(219,306)
Adjustments to reconcile net (loss) income to
net cash provided by (used in) operating
activities and risk management results:
  Amortization of mortgage servicing rights               195,710            135,392                    387,295         255,654
  Depreciation and amortization                             4,568             13,719                     10,638          27,007
  Cumulative effect of a change in accounting for
    derivative instruments and hedging
    activities, net                                            --                 --                         --            (883)
  Change in fair value of net hedged assets
    & derivatives                                         (953,135)          (129,716)                 (424,621)       (409,440)
  Change in fair value of mortgage servicing rights
    due to hedged risk                                          --                 --                (1,050,361)             --
  Valuation provision of mortgage servicing rights        (154,000)           277,510                   443,371         902,371
  Servicing losses on investor-owned loans                   1,978                479                     2,591           4,039
  Change in deferred income tax liability                       54            (33,193)                   (4,630)       (116,790)
  Origination, purchase and sale of loans held
    for sale, net of repayments                          1,023,225           (287,473)                  701,701        (162,447)
  Change in accounts receivable                             49,816             10,323                   128,912          (2,799)
  Change in other assets and accounts payable and
    accrued liabilities                                   (136,568)           (31,850)                 (714,898)         22,589
  Proceeds from sale of operating assets                 1,184,425                 --                 1,184,425              --
  Change due to transaction costs from sale of
    operating assets, net                                    23,989                 --                   23,989              --
                                                        -----------          ---------              -----------       ---------
Net cash provided by (used in) operating activities       1,224,667           (111,070)                 704,907         299,995

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

Purchase of premises and equipment, net                      (1,097)            (5,603)                  (4,217)        (11,685)
Acquisition of mortgage servicing rights                   (105,127)          (297,401)                (337,819)       (734,787)
Net cash provided from risk management contracts          1,080,169            167,850                  978,709         213,455
Net early pool buyout reimbursements                          5,653            (16,961)                   8,665          (2,550)
                                                        -----------          ---------              -----------       ---------
Net cash provided by (used in) investing activities         979,598           (152,115)                 645,338        (535,567)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:

Net (repayments to) borrowings from banks                  (337,000)           160,500                 (432,000)         99,100
Issuance of commercial paper, net of repayments            (884,898)           235,000                 (400,000)             --
Issuance of medium-term notes                                    --                 --                       --         250,000
Payment of debt issue costs                                     (34)              (754)                  (1,578)         (2,290)
Repayment of long-term debt                                 (17,100)               (82)                 (17,180)           (161)
Dividends paid to Parent                                         --                 --                  (24,000)        (31,313)
                                                        -----------          ---------              -----------       ---------
Net cash (used in) provided by financing activities      (1,239,032)           394,664                 (874,758)        315,336

Net increase in cash and cash equivalents                   965,233            131,479                  475,487          79,764
Cash and cash equivalents at beginning of period            213,693             59,022                  703,439         110,737
                                                        -----------          ---------              -----------       ---------

Cash and cash equivalents at end of period              $ 1,178,926          $ 190,501              $ 1,178,926       $ 190,501
                                                        ===========          =========              ===========       =========

Supplemental disclosure of cash flow information:
Interest paid                                           $    23,240          $  59,888              $    55,892       $ 104,622
Income taxes paid                                       $       (54)         $      21              $     4,636       $      23
Income taxes refunded                                   $        --          $      --              $         6       $      14
Impact of cash flow hedges on other comprehensive
income, net                                             $     8,437          $   2,414              $    16,451       $    (552)
Impact of removal of account provision on early
pool buyout advances                                    $   105,938          $      --              $   278,433       $      --


   The accompanying notes are an integral part of these financial statements.

                             HOMESIDE LENDING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosed amounts of contingent liabilities at the date of the financial statements. Actual results may differ from those estimates. Certain balances relating to the three- and six-month periods ended March 31, 2001 may have been reclassed to conform with the presentation for the three- and six-month periods ended March 31, 2002.

Operating results for the three- and six-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal year ended September 30, 2001 of HomeSide Lending, Inc ("HomeSide").

On March 1, 2002, the National consummated the sale of HomeSide's operating platform and certain of its operating assets to Washington Mutual Bank, FA ("WaMu"). As such, WaMu acquired all of HomeSide's servicing technology, and other corporate assets including the wholesale, correspondent and consumer direct production channels and servicing sites in Jacksonville, Florida and San Antonio, Texas. The Company retained the mortgage servicing rights asset ("MSR") and related financial hedges. Upon consummation of the Asset Purchase/Liability Assumption Agreement (the "Asset Purchase Agreement"), the Company's servicing portfolio was subserviced to WaMu.

The operations of the Company changed substantially upon the consummation of the Asset Purchase Agreement with WaMu, as described above. The Company retained the mortgage servicing rights asset which existed as of March 1, 2002 and continues to receive the servicing fees associated with the asset, net of subservicing fees which are distributed to WaMu. The Company no longer originates loans for resale. As a result, the Company would expect retained assets and associated revenues to decline over time as the loans underlying the mortgage servicing rights asset as of the transaction date are repaid. The cash flows associated with the mortgage servicing rights asset will be used to repay the Company's debt obligations and return capital to the National.

2.   DISPOSITION OF OPERATING ASSETS

On March 1, 2002, the sale of certain assets of HomeSide and certain of its subsidiaries to WaMu as contemplated by the Asset Purchase Agreement dated December 11, 2001 was completed. WaMu acquired all of HomeSide's servicing operations and technology, and other corporate assets including the wholesale, correspondent and consumer direct production channels and servicing sites in Jacksonville, Florida and San Antonio, Texas.

The net assets sold had an aggregated net book value of $1,145 million, of which $1,077 million consisted of mortgage loans held for sale. After giving consideration to net transaction costs of $48.6 million, which are comprised principally of employee related costs and legal and advisory fees, HomeSide recorded a loss on the transaction of $9.8 million.

HomeSide retains the MSR and related financial hedges and other assets. HomeSide's servicing portfolio is subserviced by WaMu under an agreement, which extends through March 1, 2007. The agreement requires HomeSide to pay WaMu a monthly fee based on the number of loans serviced. These per loan fees decline over the term of the agreement. In addition, HomeSide pays certain activity-based fees to WaMu. The agreement also includes a termination provision which would require HomeSide to pay certain fees in the event HomeSide terminates the agreement for reasons other than default by WaMu or the sale of mortgage servicing rights to WaMu. These fees are paid on a per loan basis and decline based on the length of time the subservicing agreement is in place.

3.   CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and cash due from banks, interest-bearing deposits and margin deposits with an original maturity of three months or less. The majority of these balances are held in accounts with the National. Margin deposits associated with the risk management program for mortgage servicing rights and interest rate swaps for debt instruments are maintained with brokers in accordance with the requirements of International Swap Dealer Agreements. Margin deposits with counterparties amounted to approximately $141.4 million at March 31, 2002 and $506.7 million at September 30, 2001. The Company also maintained margin deposits on behalf of counterparties of $67.4 million at March 31, 2002 and $662.3 million at September 30, 2001. Such amounts are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

4.   MORTGAGE SERVICING RIGHTS

The change in the balance of mortgage servicing rights was as follows (in thousands):

Balance, September 30, 2001                         $ 2,615,225
Additions                                               337,819
Amortization                                           (387,295)
Change in value due to hedged risk                    1,050,361
Valuation provision                                    (443,371)
Servicing premium paid on warehouse loans sold          (13,363)
                                                    -----------

Balance, March 31, 2002                             $ 3,159,376
                                                    ===========

Mortgage servicing rights are evaluated for impairment by comparing the carrying amount of the servicing rights to their fair value, based on discounted anticipated future net cash flows. At March 31, 2002, the estimated fair value of the mortgage servicing rights approximated carrying value. The valuation used the following assumptions: a weighted-average discount rate of 10.11% and a weighted-average prepayment speed of 239.

Activity in the valuation reserve for mortgage servicing rights for the three- and six-month periods ending March 31, 2002 is as follows (in thousands):

Balance, September 30, 2001      $ 2,556,450
Additions                            597,371
Recoveries                                --
                                 -----------

Balance, December 31, 2001       $ 3,153,821
Additions                                 --
Recoveries                          (154,000)
                                 -----------

Balance, March 31, 2002          $ 2,999,821
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

Risk Management of Loan Production Activities

Loan production activities include the origination or acquisition of mortgage loans, the warehousing of those loans in inventory and the resale of those loans in the secondary mortgage market. These activities were included in the operations purchased by WaMu as of March 1, 2002 (See Note 2). Until the sale, the Company maintained a risk management program to protect and manage interest rate risk and pricing risk associated with its mortgage committed pipeline and mortgage inventory. Transactions outstanding as of the date of the sale to WaMu were assigned to WaMu at their estimated fair market value at that date.

Prior to the sale to WaMu, the Company's mortgage committed pipeline included interest rate lock commitments ("IRLCs") that had been extended to borrowers who applied for loan funding and meet certain defined credit and underwriting criteria. Effective with the adoption of SFAS 133, the Company classified and accounted for IRLCs as non-designated derivative instruments. Accordingly, IRLCs were recorded at fair value with changes in value recorded to current earnings. Risk management derivative contracts used to economically hedge the IRLCs were also classified and accounted for as non-designated derivatives.

 The fair value of the Company's IRLCs generally approximated zero at inception (the lock-in date) since the Company's practice was to extend loan commitments at market rates of interest and to exclude from its fair value calculation the normal profit margin associated with the future loan execution. (Losses)/gains on interest rate lock commitments represented decreases/increases in the value of the commitments from the rate-lock inception date to the loan funding date (for those commitments that are funded), or to the current reporting date. The basis of the IRLCs at the loan funding date, representing cumulative gains or losses on the IRLCs, were included as a component of the initial cost basis of the loans. The net ineffectiveness of non-designated risk management relationships (related to the pipeline) was included in net mortgage origination revenue in the accompanying consolidated statements of income and comprehensive income.

Following is a summary of the net ineffectiveness recognized on non-designated risk management hedging relationships related to the pipeline at March 31, 2002 and 2001, respectively (in thousands):

                                                             For the three      For the six
                                                             months ended      months ended
                                                             March 31, 2002    March 31, 2002
                                                             --------------    --------------
Gains on IRLCs recognized to income                            $ 24,469          $  6,006

Losses on mortgage forward delivery contracts                   (22,145)           (2,283)
(Losses) gains on options contracts                              (9,930)            7,842
                                                               --------          --------
   Total (losses) gains recognized to income                    (32,075)            5,559

Net ineffectiveness recognized on non-designated derivatives   $ (7,606)         $ 11,565
                                                               ========          ========


                                                              For the three     For the six
                                                              months ended      months ended
                                                              March 31, 2001    March 31, 2001
                                                              --------------    --------------
Gains on IRLCs recognized to income                             $ 16,184          $ 33,876

Losses on mortgage forward delivery contracts                     (9,549)          (23,367)
Losses on options contracts                                       (1,125)           (2,671)
                                                                --------          --------
   Total losses recognized to income                             (10,674)          (26,038)

Net ineffectiveness recognized on non-designated derivatives    $  5,510          $  7,838
                                                                ========          ========

The fair values of risk management hedging relationships at March 31, 2002 are as follows (in thousands):

Designated mortgage forward delivery contracts               $ 128

Non-designated mortgage forward delivery contracts            (447)
                                                             -----
   Total fair value of derivatives related to inventory      $(319)
                                                             =====

Transition Adjustments and Current Period Activity in OCI

As previously discussed, the cumulative effect of the adoption of SFAS 133 was to increase pre-tax net income by $1.4 million. This amount relates solely to the mortgage pipeline at October 1, 2000 and represents the net effect of the adjustments necessary to record IRLCs and the related non-designated derivatives at fair value.

The pre-tax cumulative-effect transition adjustment to reduce OCI by $14.4 million relates solely to the hedging activities of the mortgage inventory at October 1, 2000. Specifically, this amount represents the cumulative losses (to September 30, 2000) of mortgage forward delivery contracts that were off-balance sheet prior to the adoption of SFAS 133. Such cumulative losses did not exceed cumulative unrealized gains in the designated mortgage inventory at October 1, 2000. Pursuant to the requirements of SFAS 133, cumulative gains in OCI of $3.3 million were reclassified to earnings during the six-month period ended March 31, 2002, concurrent with the recognition of the losses (or unfavorable variability in cash flows) of the related forecasted loan sales that were settled. Gains and losses on such hedge relationships are included in net mortgage origination revenue in the accompanying consolidated statements of income and comprehensive income.

Activity in OCI related to cash flow hedges of forecasted loan sales is summarized as follows for the three- and six months ended March 31, 2002 and 2001, respectively (in thousands):

                                                                                  TAX
                                                                 BEFORE-TAX     (EXPENSE)     NET-OF-TAX
                                                                   AMOUNT      OR BENEFIT       AMOUNT
                                                                 ----------    ----------     -----------
Balance at September 30, 2001                                     $(13,271)      $(3,055)      $(16,326)
Net gains on current period cash flow hedges                         8,054            --          8,054
Reclassification of gains to net income                             (3,095)        3,055            (40)
                                                                  --------       -------       --------

Balance at December 31, 2001                                      $ (8,312)      $    --       $ (8,312)
Net gains on current period cash flow hedges                           467            --            467
Reclassification of gains to net income                               (163)           --           (163)
Reclassification of losses on sale of warehouse loans/hedges
as a result of WaMu transaction (Note 2)                             8,133            --          8,133
                                                                  --------       -------       --------

Balance at March 31, 2002                                         $    125       $    --       $    125
                                                                  ========       =======       ========

                                                                                         TAX
                                                                       BEFORE-TAX     (EXPENSE)     NET-OF-TAX
                                                                         AMOUNT       OR BENEFIT      AMOUNT
                                                                       ----------     ----------    ----------
Balance at September 30, 2000                                           $     --       $    --       $    --
Cumulative effect of a change in accounting for hedging activities       (14,383)        5,250        (9,133)
Net losses on current period cash flow hedges                             (4,589)        1,674        (2,915)
Reclassification of losses to net income                                  14,302        (5,220)        9,082
                                                                        --------       -------       -------

Balance at December 31, 2000                                            $ (4,670)      $ 1,704       $(2,966)
Net gains on current period cash flow hedges                               3,742        (1,366)        2,376
Reclassification of losses to net income                                      59           (21)           38
                                                                        --------       -------       -------

Balance at March 31, 2001                                               $   (869)      $   317       $  (552)
                                                                        ========       =======       =======


Risk Management of Mortgage Servicing Rights

HomeSide utilizes a number of risk management derivative instruments to manage the interest rate risk associated with its mortgage servicing rights ("MSR"). Such instruments include interest rate swaps, swaptions and caps, mortgage forward delivery contracts, options on mortgage-backed securities, and options and futures on exchange traded Treasury and Eurodollar contracts. Given the unique value determinants and the convexity of mortgage servicing rights, management uses a combination of derivative instruments to construct a hedge portfolio that is intended to provide effective protection of the value of the Company's mortgage servicing rights from interest rate risk.

SFAS 133 governs the accounting and disclosure requirements for derivative instruments, including whether particular derivative transactions qualify for hedge accounting treatment. Under its policies, the Company determines the appropriate classification for its

MSR-related derivative transactions monthly. The objective of the Company's MSR risk management practices is to minimize the risk of impairment in both the immediate and long-term, while achieving an acceptable economic return on the MSR asset. The hedge transactions entered into to meet this risk management objective may, or may not, meet the SFAS 133 requirements for hedge accounting. In the current fiscal year, the Company's MSR-related derivative transactions qualified for fair value hedge accounting in the months of November and December 2001, and did not qualify for fair value hedge accounting in the month of October 2001 or in the entire quarter ended March 31, 2002.

As a result, for the month of October 2001 and the quarter ended March 31, 2002, the Company recognized a net gain of $369.6 million to current earnings related to the change in fair value of its derivative instruments with no corresponding hedge offset relative to the change in the fair value of the mortgage servicing rights asset. During the months of November and December 2001, the decrease in the value of the designated derivative contracts (net of theta) of $1,015.2 million was recorded to earnings along with an increase in the value of the designated mortgage servicing rights of $1,050.4 million. In addition, during the months of November and December 2001, the Company recognized a gain of $49.6 million to current earnings related to the change in fair value of non-designated derivatives and theta. Additionally, pursuant to the guidance provided in Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"), the Company recorded a net valuation provision of mortgage servicing rights totaling $443.4 million for the six months ended March 31, 2002. The fair value of the Company's derivative instruments used in the risk management of mortgage servicing rights is ($128.0) million at March 31, 2002.

Risk Management of Corporate Funding

To meet its funding requirements, the Company periodically issues fixed-rate, medium-term notes which are converted to floating-rate debt as part of its Corporate funding strategies. As of the three- and six-month periods ended March 31, 2002, the Company had $650.0 million of fixed-rate, medium term notes that had been swapped to floating rates of interest with $650.0 million in notional interest rate swaps. The Company has designated the interest rate swaps as fair value hedges of the change in value of the medium-term notes due to LIBOR interest rates. At the inception of the hedge, the Company formally documents the hedging relationships between the hedge instruments and the hedged items, as well as the risk management objectives and strategy for undertaking the hedge transactions. The medium-term notes are not pre-payable and the key terms of the interest rate swaps are equivalent to those of the medium-term notes. Accordingly, the Company expects that changes in the value of the interest rate swaps will offset the changes in the value of the fixed-rate debt attributable to LIBOR interest rates. During the three- and six-month periods ended March 31, 2002, the value of the interest rate swap contracts decreased by $4.7 million and $11.5 million, respectively, and offset the changes in the fair value of the medium-term notes due to the hedge risk. The fair value of interest rate swap contracts designated as fair value hedges of medium-term notes was $28.5 million at March 31, 2002.

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

Other Derivatives: The Company uses certain derivatives to economically hedge the funding activities associated with government loans that are repurchased out of GNMA (Government National Mortgage Association) pools that the Company has previously sold. However, the Company does not designate a hedging relationship for these derivatives for hedge accounting purposes. Accordingly, net gains on these derivatives of $0.07 million and $0.05 million for the three- and six-month periods ended March 31, 2002, were recorded to income and were included as a component of risk management results. These results are included as a component of other income in the accompanying consolidated statements of income and comprehensive income.

6.   EARLY POOL BUYOUT SALES AND ADVANCES

On November 30, 1998, HomeSide formed a wholly-owned subsidiary, HomeSide Funding Corporation ("HomeSide Funding"), whose sole purpose is to acquire delinquent loans from HomeSide's servicing portfolio that are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. The purchases are funded through sales to a trust.

In December 1998, HomeSide entered into a Pooling and Servicing Agreement with Banc One Trust Company, N.A., as Trustee, and HomeSide Funding, as Transferor, pursuant to which delinquent mortgage loans were sold to HomeSide Funding. Subsequently, these loans were securitized and sold to the HomeSide Mortgage Loan Buyout Trust 1998-A (the "Trust"). During the three- and six-month periods ended March 31, 2002, no delinquent loans were sold to HomeSide Funding. Effective November 29, 2001, the parties to the Pooling and Servicing Agreement agreed that no additional increases would be made to the outstanding net investment. Accordingly, no future delinquent loan sales are planned to HomeSide Funding. The total principal amount of loans outstanding in the Trust as of March 31, 2002 approximated $278.9 million. At March 31, 2002, the Trust had commercial paper borrowings outstanding of approximately $280.5 million. HomeSide held a residual interest in loans sold to HomeSide Funding in the amount of $51.0 million and $28.1 million for the three months ended March 31, 2002 and 2001, respectively. Fair value was estimated based on the average recovery periods and other economic factors.

Key economic assumptions used in measuring the fair value of HomeSide's retained interests at March 31, 2002 and the effect on the fair value of those retained interests from adverse changes in those assumptions are as follows:


Dollars in thousands                                  MARCH 31, 2002
--------------------------------------------------------------------
Fair value of retained interests                         $ 50,652
Weighted-average expected foreclosure related costs          2.77%
Weighted-average discount rate (annual rate)                 2.48%
      Impact of 10% adverse change                       $   (783)
      Impact of 20% adverse change                       $ (1,565)
Weighted-average recovery period (in months)                 9.68
      Impact of 10% adverse change                       $ (1,650)
      Impact of 20% adverse change                       $ (3,301)

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

The following table summarizes cash flows between HomeSide and the securitization special purpose entity:

                                                         FOR THE THREE MONTHS
Dollars in thousands                                     ENDED MARCH 31, 2002
--------------------------------------------------------------------------------

Other cash flows received on retained interest                 $    2,499


Actual credit losses were $1.27 million and $2.07 million for the three months ended March 31, 2002 and 2001, respectively.

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

At March 31, 2002, the early pool buyout advances consisted of $27.4 million in delinquent government loans that have been purchased from pools and $298.0 million representing a conditional option to repurchase certain eligible loans from investor pools. When certain conditions are met, the Company has the unilateral right to repurchase certain loans from investor pools which are subject to the removal of account provisions on defaulted loans required by SFAS
140. A corresponding $298.0 million liability is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

7.   NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                                     WEIGHTED AVERAGE
                                                                      INTEREST RATE
                                                                 -----------------------
                                                  TOTAL             AT         DURING
                                               OUTSTANDING       PERIOD END   THE PERIOD
                                               -----------       ---------    ---------
March 31, 2002:
National Australia Bank Unsecured Facility      $1,316,000         1.90%       2.02%

September 30, 2001:
Commercial Paper                                $  400,000         3.53%       5.06%
National Australia Bank Unsecured Facility       1,748,000         3.46%       5.22%
                                                ----------
  Total                                         $2,148,000
                                                ==========


On December 18, 2001, HomeSide entered into a new back-up facility for $920 million led by JP Morgan Chase Bank (the "Chase Facility"). This agreement replaced HomeSide's previous bank credit facility and was scheduled to terminate on December 17, 2002. On March 1, 2002, the National consummated the sale of HomeSide's operating platform and certain of its operating assets to Washington Mutual Bank, FA ("WaMu"). As a result of this sale, the Chase Facility was terminated.

On July 31, 2001, HomeSide entered into an agreement for an unsecured revolving credit facility with the National. This agreement replaced a previous unsecured revolving credit facility with the National initially established on June 23, 1998 and thereafter renewed on an annual basis. Under the new credit facility, HomeSide can borrow up to $2.42 billion through and including January 30, 2002, and up to $1.92 billion from January 31, 2002 through July 30, 2002, subject to limits imposed by regulatory authorities. At March 31, 2002, HomeSide had $1.92 billion available for borrowing. Borrowings under the credit facility may be overnight or for periods of 7, 30, 60 or 90 days. For overnight borrowings, the interest rate is determined by the National at the time of the borrowing. For borrowings other than overnight, the interest rate is charged at the corresponding LIBOR rate of the maturity period. The weighted average interest rate on outstanding borrowings under the credit facility during the three- and six-month periods ended March 31, 2002 were 2.02% and 2.38%, respectively.

8.   LONG-TERM DEBT

Medium-term notes

As of March 31, 2002, the outstanding medium-term notes issued by HomeSide Lending under its shelf registration statement were as follows (in thousands):

                        OUTSTANDING     COUPON
  ISSUE DATE              BALANCE        RATE          MATURITY DATE
  ----------            -----------     ------         -------------
June 30, 1997           $  200,000      6.88%        June 30, 2002
July 31, 1997              200,000      6.75%        August 1, 2004
May 22, 1998               225,000      6.20%        May 15, 2003
June 9, 2000               215,000      7.07% *      June 10, 2002
June 9, 2000               200,000      6.89% *      April 9, 2002
June 9, 2000                85,000      7.07% *      June 10, 2002
August 1, 2000              75,000      6.97% *      August 1, 2002
September 14, 2000          75,000      6.79% *      September 16, 2002
September 14, 2000          60,000      6.94% *      September 15, 2003
September 14, 2000          25,000      7.00%        September 16, 2002
September 15, 2000         100,000      6.79% *      September 16, 2002
September 15, 2000          50,000      6.86% *      September 16, 2002
December 4, 2000           125,000      6.98% *      December 4, 2002
December 4, 2000            75,000      6.98% *      December 4, 2002
December 4, 2000            50,000      6.87% *      December 4, 2002
                        ----------
  Total                 $1,760,000
                        ==========


* Represents initial interest rate for floating rate note

As of March 31, 2002, the outstanding, fixed rate medium-term notes of $650.0 million had been effectively converted by interest rate swap agreements to floating-rate notes. During the three- and six-month periods ended March 31, 2002, the value of the interest rate swap contracts decreased by $4.7 million and $11.5 million, respectively, and offset the changes in the fair value of the medium-term notes due to hedged risk. The fair value of the interest rate swap contracts designated as fair value hedges of medium-term notes was $28.5 million at March 31, 2002. (See Note 5). The weighted average borrowing rates on medium-term borrowings issued for the three- and six-month periods ended March 31, 2002, including the effect of the interest rate swap agreements, were 2.38% and 2.71%, respectively. Net proceeds from the issuances were primarily used to reduce the amounts outstanding under the bank credit agreement and to fund acquisitions of servicing rights.

Upon the maturity and satisfaction of its Floating Rate Notes due June 10, 2002, the Company will no longer have reporting obligations under Section 12(b) of the Securities Exchange Act of 1934 ("Act"). Immediately thereafter, the Company plans to terminate its reporting obligations under Section 15(d) of the Act.

Mortgage note payable

The balance of the mortgage payable at December 31, 2001, including the fair value adjustments resulting from the merger with the National, was $21.4 million. To prepare for the consummation of the Asset Purchase Agreement with WaMu, on January 31, 2002, the Company extinguished the mortgage payable for which the office building was pledged as collateral. The Company recognized a $4.2 million after tax gain on the early extinguishment of debt, which was included in the calculation of loss for the sale transaction with WaMu and is included as a component of loss on disposition of operating assets in the accompanying consolidated statements of income and comprehensive income. (See
Note 2).

9.   CONTINGENT LIABILITY

The Company has a contingent liability arising in connection with the sale of operating assets to WaMu. Under the sale agreement and related transaction documentation, the Company has given warranties and indemnities and has agreed to pay a termination fee in certain circumstances if it terminates the provision of services by WaMu in connection with its retained mortgage servicing portfolio. In addition, final closing adjustments to the sale price are expected during the six-months ended September 30, 2002, which will reflect differences between the interim estimated price on closing and the final valuation of the assets acquired by WaMu. This adjustment may be an amount refundable by HomeSide or payable by WaMu. The maximum potential loss arising from the contingent liability to WaMu will depend upon the type of warranty or indemnity claimed by WaMu and the final valuation parameters. As such, it is not practicable to estimate the maximum potential loss arising from the contingent liability to WaMu. It is not envisioned that any material unrecorded loss is likely to arise from this contingent liability.

10.  NEW ACCOUNTING STANDARDS

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

11.  DIVIDENDS

On November 13, 2001 the Company paid dividends to the Parent in the amount of $24.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

HomeSide Lending, Inc. (the "Company" or "HomeSide") is a wholly owned subsidiary of SR Investments, Inc. (the "Parent"), formerly known as HomeSide International, Inc. (the "Parent"), formerly known as HomeSide, Inc. On February 10, 1998, National Australia Bank Limited (the "National") acquired all outstanding shares of the common stock of HomeSide, Inc., renamed it HomeSide International, Inc., and the Company adopted a fiscal year end of September 30 to conform to the fiscal year of the National. HomeSide, Inc. acquired Bank Boston Mortgage Corporation, the mortgage banking subsidiary of BankBoston, N.A., on March 16, 1996, renamed it HomeSide Lending, Inc. and subsequently purchased the mortgage banking operations of Barnett Banks, Inc. HomeSide is currently headquartered in Jacksonville, Florida.

On March 1, 2002, the National consummated the sale of HomeSide's operating platform and certain of its operating assets to WaMu. As such, WaMu acquired all of HomeSide's servicing technology, and other corporate assets including the wholesale, correspondent and consumer direct production channels and servicing sites in Jacksonville, Florida and San Antonio, Texas. The Company retained the mortgage servicing rights asset and related financial hedges. Upon consummation of the Asset Purchase Agreement, the Company's servicing portfolio was subserviced to WaMu.

Operating results for the three- and six-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for the fiscal year ended September 30, 2001 of HomeSide Lending, Inc.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions, which indicate future events and trends, identify forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. The operations of the Company changed substantially upon the consummation of the Asset Purchase Agreement with WaMu, as described above. The Company retained the mortgage servicing rights asset, which existed as of March 1, 2002 and continues to receive the servicing fees associated with the asset, net of subservicing fees which are distributed to WaMu. The Company no longer originates loans for resale. As a result, the Company would expect retained assets and associated revenues to decline over time as the loans underlying the mortgage servicing rights asset as of the transaction date are repaid. The cash flows associated with the mortgage servicing rights asset will be used to repay the Company's debt obligations and return capital to the National.

Loan Production Activities

Historically, HomeSide participated in several origination channels, including wholesale origination (correspondent, co-issue, and broker) and direct origination (HomeSide Solutions) channels. The direct channels included internet, telemarketing, direct mail, and mortgages related to affinity group and co-branding partnerships. HomeSide has also purchased servicing rights in bulk from time to time. Upon completion of the Asset Purchase Agreement with WaMu on March 1, 2002, as described above, the Company no longer originates loans for resale. As a result, the Company would expect revenues and expenses associated with loan origination activities to cease.

The following information regarding loan production activities for HomeSide is presented to aid in understanding the results of operations and financial condition of HomeSide for the three- and six-month periods ended March 31, 2002 and 2001 (in millions):

                              FOR THE THREE     FOR THE THREE      FOR THE SIX       FOR THE SIX
                               MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                              MARCH 31, 2002    MARCH 31, 2001    MARCH 31, 2002    MARCH 31, 2001
                              --------------    --------------    --------------    --------------
Correspondent                    $3,479           $ 3,421           $ 8,675           $ 6,195
Co-issue                          1,613             4,381             6,874             7,531
Broker                              876             1,058             2,604             1,780
                                 ------           -------           -------           -------
  Total wholesale                 5,968             8,860            18,153            15,506
Direct                              630               275             1,611               506
                                 ------           -------           -------           -------
  Total production                6,598             9,135            19,764            16,012
Bulk acquisitions                    --             2,064                --            15,261
                                 ------           -------           -------           -------
  Total production and
    acquisitions                 $6,598           $11,199           $19,764           $31,273
                                 ======           =======           =======           =======


Total loan production, excluding bulk acquisitions, decreased from $9.1 billion for the three months ended March 31, 2001 to $6.6 billion for the three months ended March 31, 2002, a 28% decline. This decrease was primarily a function of the completion of the Asset Purchase Agreement with WaMu on March 1, 2002, as mentioned above. Total loan production, excluding bulk acquisitions, was $19.8 billion for the six months ended March 31, 2002 compared to $16.0 billion for the six months ended March 31, 2001, a 23% increase. The increase, mainly attributable to first quarter production, was a function of HomeSide's ability to leverage origination alliances, technological enhancements and influences from a more favorable interest rate environment.

Servicing Portfolio

Upon completion of the Asset Purchase Agreement with WaMu on March 1, 2002, as described above, HomeSide's servicing portfolio is subserviced by WaMu under an agreement, which extends through March 1, 2007, subject to extension at HomeSide's option. The agreement provides for a monthly fee per loan serviced, such fee, which declines over time, as well as certain activity and termination fees. See Note 2 to the Consolidated Financial Statements for additional details.

The following information on the dollar amounts of loans serviced is presented to aid in understanding the results of operations and financial condition of HomeSide for the three and six-month periods ended March 31, 2002 and 2001 (in millions):

                                    FOR THE THREE       FOR THE THREE      FOR THE SIX        FOR THE SIX
                                     MONTHS ENDED        MONTHS ENDED      MONTHS ENDED       MONTHS ENDED
                                    MARCH 31, 2002      MARCH 31, 2001    MARCH 31, 2002     MARCH 31, 2001
                                    --------------      --------------    --------------     --------------
Balance at beginning of
  Period                               $181,267           $187,552           $187,367           $173,310
   Additions, net                         6,940             11,176             20,063             31,229
   Scheduled amortization                 1,414              1,329              2,857              2,525
   Sale of servicing to WaMu              2,093                 --              2,093                 --
   Prepayments                           13,080              7,784             30,598             12,191
   Foreclosures                             276                207                538                415
                                       --------           --------           --------           --------
       Total reductions                  16,863              9,320             36,086             15,131
                                       --------           --------           --------           --------
Balance at end of period               $171,344           $189,408           $171,344           $189,408
                                       ========           ========           ========           ========

The number of loans serviced at March 31, 2002 was 1,878,173 compared to 2,107,171 at March 31, 2001.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

Summary

The operations of the Company changed substantially upon the consummation of the Asset Purchase Agreement with WaMu, as described above. The Company retained the mortgage servicing rights asset, which existed as of March 1, 2002 and continues to receive the servicing fees associated with the asset, net of subservicing fees, which are distributed to WaMu. The Company no longer originates loans for resale. As a result, the Company would anticipate net revenues associated with loan origination activities to cease. The Company would also expect retained assets and associated revenues to decline over time as the loans underlying the mortgage servicing rights asset as of the transaction date are repaid. See Note 2 to the Consolidated Financial Statements for additional details.

HomeSide reported a net loss of ($15.4) million for the three months ended March 31, 2002 compared to a net loss of ($66.3) million for the three months ended March 31, 2001, as restated. Total revenues (expenses) for the three months ended March 31, 2002 were $64.4 million compared to ($25.1) million for the three months ended March 31, 2001, an $89.5 million increase. Net servicing revenue (expense) increased $68.3 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, primarily due to the impact of the valuation provision of mortgage servicing rights. Net interest revenue (expense) increased to $6.0 million for the three months ended March 31, 2002, compared to ($16.4) million primarily due to the widening of the spread between short-term and long-term interest rates. Net mortgage origination revenue decreased from $39.6 million for the three months ended March 31, 2001 to $37.1 million for the three months ended March 31, 2002 primarily due to reduced production volume as a result of the completion of the Asset Purchase Agreement with WaMu on March 1, 2002. Total expenses increased 7% primarily due to the loss incurred as a result of the completion of the Asset Purchase Agreement with WaMu. Income tax benefit decreased primarily as a result of an improvement in (loss) income before income taxes and adjustments to the valuation allowance against certain deferred tax assets of the Company.

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

Mortgage servicing fees decreased 6% to $206.8 million for the three months ended March 31, 2002 compared to $220.3 million for the three months ended March 31, 2001. The servicing portfolio decreased $18.1 billion to $171.3 billion at March 31, 2002, compared to $189.4 billion at March 31, 2001, a 10% decrease. The portfolio decline is primarily due to high prepayment activity and decreased production volume due to the sale of production channels. HomeSide's weighted average interest rate on the mortgage loans in the servicing portfolio was 7.36% and 7.60% for the three months ended March 31, 2002 and 2001, respectively. The weighted average servicing fee, net of guaranty fees and including ancillary income, for the servicing portfolio was 46.5 basis points for the three months ended March 31, 2002 compared to 47.0 for the three months ended March 31, 2001.

Amortization expense was $195.7 million for the three months ended March 31, 2002 compared to $135.4 million for the three months ended March 31, 2001, a 45% increase. Amortization expense increased primarily as a result of increased prepayment speeds associated with declining mortgage interest rates. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense.

During the quarter ended March 31, 2002, the Company did not qualify for hedge accounting pursuant to the requirements of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") for its mortgage servicing right related derivative transactions. As a result, the Company recognized a net loss of $146.9 million to current earnings related to the change in fair value of its derivative instruments with no corresponding hedge offset relative to the change in fair value of the mortgage servicing rights asset. Additionally, pursuant to the guidance provided in Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), the Company recorded a reduction in its valuation provision of mortgage servicing rights of $154.0 million. See Note 5 to the Consolidated Financial Statements for additional detail.

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

Overall borrowing costs also fluctuate with changes in interest rates. Currently, the interest expense HomeSide pays to finance mortgage loans held for sale and other net assets is generally calculated with reference to short-term interest rates. In addition, because mortgage loans held for sale earn interest based on longer-term interest rates, the level of net interest revenue is also influenced by the spread between long-term and short-term interest rates.

Net interest revenue (expense) resulted in net revenue of $6.0 million for the three months ended March 31, 2002, an increase of $22.4 million compared to net expense of ($16.4) million for the three months ended March 31, 2001. The increase in net interest was partially due to the widening of the spread between short-term and long-term interest rates. During the three months ended March 31, 2002, the spread between average long-term mortgage rates, based on the FNMA 30-year commitment rate, and short-term LIBOR rates widened by 330 basis points as compared to the three months ended March 31, 2001.

Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, fees charged to review loan documents for purchased loan production, risk management hedge results, and gains and losses on the sale of loans.

Net mortgage origination revenue was $37.1 million for the three months ended March 31, 2002 compared to $39.6 million for the three months ended March 31, 2001, a 6% decrease. The decline was primarily due to a decrease in production volumes resulting from the factors previously discussed above in the Loan Production Activities section. Also contributing to this decrease were losses recognized in relation to the risk management of loan production activities, see the section below titled Risk Management of Loan Production Activities for additional detail.

Other Income

Other income increased 67% to $3.0 million for the three months ended March 31, 2002 compared to $1.8 million for the three months ended March 31, 2001. Other income was higher for the three months ended March 31, 2002 primarily due to fees generated through inter-company use of servicing technology incurred prior to the completion of the Asset Purchase Agreement with WaMu on March 1, 2002.

Salaries and Employee Benefits

Salaries and employee benefits expense was $26.5 million for the three months ended March 31, 2002 compared to $32.6 million for the three months ended March 31, 2001, a 19% decrease. The average number of full-time equivalent employees was 1,800 for the three months ended March 31, 2002 compared to 2,506 for the three months ended March 31, 2001. The decrease is mainly attributable to staffing reductions incurred as a result of the completion of the Asset Purchase Agreement with WaMu on March 1, 2002.

Occupancy and Equipment

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense for the three months ended March 31, 2002 was $7.7 million compared to $9.4 million for the three months ended March 31, 2001. The decrease in expense was mainly due to decreased rent expense and lower depreciation charges for premises and equipment as a result of the completion of the Asset Purchase Agreement with WaMu on March 1, 2002.

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

The servicing losses on investor-owned loans and foreclosure-related expenses of $8.7 million for the three months ended March 31, 2002 was relatively flat compared to $8.1 million for the three months ended March 31, 2001.

Included in the balance of accounts payable and accrued liabilities at March 31, 2002 is a reserve for estimated servicing losses on investor-owned loans of $13.3 million. The reserve has been established for potential losses related to the mortgage servicing portfolio and the retained held for sale loans. Increases to the reserve are charged to earnings as servicing losses on investor-owned loans. The reserve is decreased for actual losses incurred related to the mortgage servicing portfolio and retained held for sale loans. HomeSide's historical loss experience on VA loans generally has been consistent with industry experience. Management believes that HomeSide has an adequate level of reserve based on servicing volume, portfolio composition, credit quality and historical loss rates, as well as estimated future losses.

The following table sets forth HomeSide's delinquency and foreclosure experience:

                        SERVICING PORTFOLIO DELINQUENCIES
                             (PERCENT BY LOAN COUNT)

                                                          MARCH 31,    MARCH 31,
                                                            2002         2001
                                                          ---------    ---------
Servicing Portfolio Delinquencies, excluding
  bankruptcies (at end of period)
          30 days                                         2.77%          2.60%
          60 days                                         0.56%          0.52%
          90+ days                                        0.34%          0.43%
                                                          ----           ----
               Total past due                             3.67%          3.55%
                                                          ====           ====
          Foreclosures pending                            0.80%          0.59%
                                                          ====           ====


Goodwill Amortization

For the three months ended March 31, 2002, no goodwill amortization was recorded. In September 2001, management of the Company determined that the carrying value of goodwill and other intangible assets exceeded its recoverable amount, based on an estimated market sale value of the Company. As a result, the Company recorded an impairment charge of $565.8 million to write-off the goodwill and $10.2 million to write-off other intangible assets. Goodwill amortization was $8.6 million for the three months ended March 31, 2001.

Loss on Disposition of Operating Assets

For the three months ended March 31, 2002, the Company incurred a $9.8 million loss in relation to the disposition of operating assets. The details of the sale and resultant loss are more fully discussed in Note 2 to the Consolidated Financial Statements.

Other Expenses

Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses, certain loan origination expenses and per loan fees incurred in relation to the Company's subservicing agreement. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

Other expenses were $27.0 million for the three months ended March 31, 2002, compared to $15.7 million for the three months ended March 31, 2001, a 72% increase. The increase was primarily driven by per loan fees incurred in relation to subservicing the Company's portfolio by WaMu.

Income Tax Benefit

The Company's income tax expense (benefit) was $0.0 for the three months ended March 31, 2002, compared to an income tax benefit of $33.2 million for the three months ended March 31, 2001. Income tax benefit decreased primarily as a result of an improvement in (loss) income before income taxes and adjustments to the valuation allowance against certain deferred tax assets.

Management has previously determined that it is more likely than not that certain deferred tax assets will not be realized. Accordingly, a valuation allowance was established in prior periods.

For the quarter ended March 31, 2002, expected income tax expense, including the effect of state taxes was offset by adjustments to the valuation allowance. Accordingly, no provision for income tax expense (benefit) has been recorded for the quarter ended March 31, 2002. Management continues to maintain a valuation allowance against certain deferred tax assets of the Company.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2001

Summary

The operations of the Company changed substantially upon the consummation of the Asset Purchase Agreement with WaMu, as described above. The Company retained the mortgage servicing rights asset, which existed as of March 1, 2002 and continues to receive the servicing fees associated with the asset, net of subservicing fees, which are distributed to WaMu. The Company no longer originates loans for resale. As a result, the Company would anticipate net revenues associated with loan origination activities to cease. The Company would also expect retained assets and associated revenues to decline over time as the loans underlying the mortgage servicing rights asset as of the transaction date are repaid. See Note 2 to the Consolidated Financial Statements for additional details.

HomeSide reported net income of $16.5 million for the six months ended March 31, 2002 compared to a net loss of ($219.3) million for the six months ended March 31, 2001, as restated. Total revenues (expenses) for the six months ended March 31, 2002 were $174.7 million compared to ($184.9) million for the six months ended March 31, 2001, a $359.6 million increase. Net servicing revenue (expense) increased $274.1 million for the six months ended March 31, 2002 compared to the six months ended March 31, 2001, primarily due to the impact of the valuation provision of mortgage servicing rights. Net interest revenue (expense) increased to $13.8 million for the six months ended March 31, 2002, compared to ($33.1) million for the six months ended March 31, 2001, primarily due to the widening of the spread between short-term and long-term interest rates. Net mortgage origination revenue increased 63% from $62.2 million for the six months ended March 31, 2001 to $101.5 million for the six months ended March 31, 2002 primarily due to a lower interest rate environment, which resulted in increased production volume. Total expenses increased 4% primarily due to the loss on disposition of operating assets. Income tax benefit decreased primarily as a result of an increase in income (loss) before income taxes and adjustments to the valuation allowance against certain deferred tax assets of the Company.

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

Mortgage servicing fees of $428.8 million for the six months ended March 31, 2002 were relatively flat compared to $428.5 million for the six months ended March 31, 2001. HomeSide's weighted average interest rate on loans in the servicing portfolio was 7.41% and 7.60% for the six months ended March 31, 2002 and 2001, respectively. The weighted average servicing fee, including ancillary income, for the servicing portfolio was 47.3 basis points for the six months ended March 31, 2002 compared to 46.8 basis points for the six months ended March 31, 2001.

Amortization expense was $387.3 million for the six months ended March 31, 2002 compared to $255.7 million for the six months ended March 31, 2001, a 51% increase. Amortization expense increased primarily as a result of increased prepayment speeds associated with declining mortgage interest rates. Amortization charges are highly dependent upon the level of prepayments during the period and changes in prepayment expectations, which are significantly influenced by the direction and level of long-term interest rate movements. A decrease in mortgage interest rates results in an increase in prepayment estimates used in calculating periodic amortization expense. Because mortgage servicing rights are amortized over the expected period of service fee revenues, an increase in mortgage prepayment activity typically results in a shorter estimated life of the mortgage servicing assets and, accordingly, higher amortization expense.

In the current fiscal year, the Company's MSR-related derivative transactions qualified for hedge accounting pursuant to the requirements of SFAS 133 for mortgage servicing rights in the months of November and December 2001, and did not qualify for hedge accounting in the month of October 2001 or for the quarter ended March 31, 2002. As a result, for the month of October 2001 and the quarter ended March 31, 2002, the Company recognized a net gain of $369.6 million to current earnings related to the change in fair value of its derivative instruments with no corresponding hedge offset relative to the change in the fair value of the mortgage servicing rights asset. During the months of November and December 2001, the decrease in the value of the designated derivative contracts (net of theta) of $1,015.2 was recorded to earnings along with an increase in the value of the designated mortgage servicing rights of $1,050.4 million. During the months of November and December 2001, the Company recognized a gain of $49.6 million to current earnings related to the change in fair value of non-designated derivatives and theta. Additionally, pursuant to the guidance provided in SFAS 140, the Company recorded a net valuation provision of mortgage servicing rights totaling $443.4 million for the six months ended March 31, 2002.

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

Overall borrowing costs also fluctuate with changes in interest rates. Currently, the interest expense HomeSide pays to finance mortgage loans held for sale and other net assets is generally calculated with reference to short-term interest rates. In addition, because mortgage loans held for sale earn interest based on longer-term interest rates, the level of net interest revenue is also influenced by the spread between long-term and short-term interest rates.

Net interest revenue (expense) resulted in net revenue of $13.8 million for the six months ended March 31, 2002, an increase of $46.9 million compared to net expense of ($33.1) million for the six months ended March 31, 2001. The increase in net interest was partially due to a widening of the spread between short-term and long-term rates. During the six months ended March 31, 2002, the spread between average long-term mortgage rates, based on the FNMA 30-year commitment rate, and short-term LIBOR rates widened by 328 basis points as compared to the six months ended March 31, 2001.

Net Mortgage Origination Revenue

Net mortgage origination revenue is comprised of fees earned on the origination of mortgage loans, fees charged to review loan documents for purchased loan production, risk management hedge results, and gains and losses on the sale of loans.

Net mortgage origination revenue was $101.5 million for the six months ended March 31, 2002 compared to $62.2 million for the six months ended March 31, 2001, a 63% increase. The increase was primarily due to an increase in production volumes resulting from the factors previously discussed above in the Loan Production Activities section.

Other Income

Other income decreased slightly from $7.6 million for the six months ended March 31, 2001 compared to $6.9 million for the six months ended March 31, 2002. Other income was higher for the six months ended March 31, 2001 primarily due to a sale-leaseback transaction involving HomeSide's San Antonio facility, which resulted in the immediate recognition of a $4.5 million gain. The decrease in other income for the six months ended March 31, 2002 was partially offset by an increase in fees generated through inter-company use of servicing technology incurred prior to the completion of the Asset Purchase Agreement with WaMu on March 1, 2002.

Salaries and Employee Benefits

Salaries and employee benefits expense was $68.6 million for the six months ended March 31, 2002 compared to $62.5 million for the six months ended March 31, 2001, a 10% increase. The increase is mainly attributable to higher prepayment activity, higher total production (excluding bulk acquisitions) resulting in higher commissions, incentives and an increase in temporary and overtime staff experienced through the five months ended February 28, 2002. This increase was partially offset by staffing reductions incurred in March 2002 as a result of the completion of the Asset Purchase Agreement with WaMu on March 1, 2002. The average number of full-time equivalent employees was 2,258 for the six months ended March 31, 2002 compared to 2,434 for the six months ended March 31, 2001.

Occupancy and Equipment

Occupancy and equipment expense primarily includes rental expense, repairs and maintenance costs, certain computer software expenses and depreciation of HomeSide's premises and equipment. Occupancy and equipment expense of $19.2 million for the six months ended March 31, 2002 was relatively flat compared to $19.2 million for the six months ended March 31, 2001.

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

The servicing losses on investor-owned loans and foreclosure-related expenses totaled $14.7 million for the six months ended March 31, 2002 compared to $18.2 million for the six months ended March 31, 2001. The decrease was mainly attributable to a decline in per unit servicing losses resulting from a shift in the geographic mix and composition of the servicing portfolio.

Goodwill Amortization

For the six months ended March 31, 2002, no goodwill amortization was recorded. In September 2001, management of the Company determined that the carrying value of goodwill and other intangible assets exceeded its recoverable amount, based on an estimated market sale value of the Company. As a result, the Company recorded an impairment charge of $565.8 million to write-off the goodwill and $10.2 million to write-off other intangible assets. Goodwill amortization was $17.1 million for the six months ended March 31, 2001.

Loss on Disposition of Operating Assets

For the six months ended March 31, 2002, the Company incurred a $9.8 million loss in relation to the disposition of operating assets. The details of the sale and resultant loss are more fully discussed in Note 2 to the Consolidated Financial Statements.

Other Expenses

Other expenses consist mainly of professional fees, communications expense, advertising and public relations, data processing expenses, certain loan origination expenses and per loan fees incurred in relation to the Company's subservicing agreement. The level of other expenses fluctuates in part based upon the level of HomeSide's mortgage servicing portfolio and loan production volumes.

Other expenses were $45.9 million for the six months ended March 31, 2002, compared to $35.0 million for the six months ended March 31, 2001. The increase was primarily driven by per loan fees incurred in relation to subservicing the Company's portfolio by WaMu.

Income Tax Benefit

The Company's income tax expense (benefit) was $0.0 for the six months ended March 31, 2002, compared to an income tax benefit of $116.8 million for the six months ended March 31, 2001. Income tax benefit decreased primarily as a result of an improvement in (loss) income before income taxes and adjustments to the valuation allowance against certain deferred tax assets.

Management has previously determined that it is more likely than not that certain deferred tax assets will not be realized. Accordingly, a valuation allowance was established in prior periods.

For the six months ended March 31, 2002, expected income tax expense, including the effect of state taxes was offset by adjustments to the valuation allowance. Accordingly, no provision for income tax expense (benefit) has been recorded for the six months ended March 31, 2002. Management continues to maintain a valuation allowance against certain deferred tax assets of the Company.

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

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", for the three- and six-month periods ended March 31, 2002, all of the Company's risk management derivative instruments are recorded at fair value. Changes in the value of risk management derivative instruments designated as qualifying fair value hedging relationships are recognized in current earnings along with the changes in the value of the qualifying hedged assets or liabilities. Changes in the value of risk management derivative instruments designated as qualifying cash flow hedging relationships of forecasted loan sale transactions are recorded to other comprehensive income ("OCI") and reclassified to earnings concurrent with settlement of the loan sale transactions. The accounting policies relevant to derivative instruments and hedging activities for each of the Company's key risk management areas are more fully discussed in
Note 5 to the Consolidated Financial Statements.

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

Continued uncertainties surrounding future monetary policy and the state of the US economy have resulted in significant volatility in interest rate spreads between short and long term rates, placing considerable pressure on the Company's hedge performance. As more fully discussed in Note 5 of the Consolidated Financial Statements, HomeSide utilizes a combination of derivative instruments to create a hedge portfolio that is intended to provide effective protection of the value of the Company's mortgage servicing rights from interest rate risk.

Following is a summary of risk management activities and results for the three- and six-month periods ended March 31, 2002:

Risk Management of Loan Production Activities

Loan production activities include the origination or acquisition of mortgage loans, the warehousing of those loans in inventory and the resale of those loans in the secondary mortgage market. These activities were included in the operations purchased by WaMu as of March 1, 2002. See Note 2 to the Consolidated Financial Statements for additional details. Until the sale, the Company maintained a risk management program to protect and manage interest rate risk and pricing risk associated with its mortgage committed pipeline and mortgage inventory. Transactions outstanding as of the date of the sale to WaMu were assigned to WaMu at their estimated fair market value at that date. See Note 5 to the Consolidated Financial Statements for additional details.

Risk Management of Mortgage Servicing Rights

HomeSide utilizes a number of risk management derivative instruments to manage the interest rate risk associated with its mortgage servicing rights. Such instruments include interest rate swaps, swaptions and caps, mortgage forward delivery contracts, options on mortgage-backed securities, and options and futures on exchange traded Treasury and Eurodollar contracts. Given the unique value determinants and the convexity of mortgage servicing rights, management uses a combination of derivative instruments to construct a hedge portfolio that is intended to provide effective protection of the value of the Company's mortgage servicing rights from interest rate risk.

SFAS 133 governs the accounting and disclosure requirements for derivative instruments, including whether particular derivative transactions qualify for hedge accounting. Under its policies, the Company determines the appropriate classification for its MSR-related derivative transactions monthly. The objective of the Company's MSR risk management practices is to minimize the risk of impairment in both the immediate and long-term, while achieving an acceptable economic return on the MSR asset. The hedge transactions entered into to meet this risk management objective may, or may not, meet the SFAS 133 requirements for hedge accounting. In the current fiscal year, the Company's MSR-related derivative transactions qualified for fair value hedge accounting in the months of November and December 2001, and did not qualify for fair value hedge accounting in the month of October 2001 or in the entire quarter ended March
31, 2002.

As a result, for the month of October 2001 and the quarter ended March 31, 2002, the Company recognized a net gain of $369.6 million to current earnings related to the change in fair value of its derivative instruments with no corresponding hedge offset relative to the change in the fair value of the mortgage servicing rights asset. During the months of November and December 2001, the decrease in the value of the designated derivative contracts (net of theta) of $1,015.2 million was recorded to earnings along with an increase in the value of the designated mortgage servicing rights of $1,050.4 million. During the months of November and December 2001, the Company recognized a gain of $49.6 million to current earnings related to the change in fair value of non-designated derivatives and theta. Additionally, pursuant to the guidance provided in SFAS 140, the Company recorded a net valuation provision of mortgage servicing rights totaling $443.4 million for the six months ended March 31, 2002. See Note 5 to the Consolidated Financial Statements for additional details.

Risk Management of Corporate Funding

As part of its corporate funding and balance sheet management strategies, the Company maintains a desired level of its total borrowings through short-term funding sources. To meet the Company's financing needs, short-term funding is provided through the Company's short-term facility with the National. Additionally, the Company can alter its weighting in fixed-rate funding by converting medium-term notes to floating rate. During the three-months ended March 31, 2002, the Company was party to $650.0 million in interest rate swaps which were effective in converting $650.0 million of medium-term notes to LIBOR-based funding. As discussed in Note 5 to the Consolidated Financial Statements, the interest rate swaps were accounted for as fair value hedges of the designated medium-term notes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal financing needs are the financing of the retained mortgage servicing rights asset along with related financial hedges and operating expenses. The Company's cash and cash equivalents totaled $1.2 billion at March 31, 2002. The Company expects that this cash, together with the cash generated from the retained assets will be sufficient to fund the operations of the Company, repay existing debt and return capital to its Parent. The Company would expect that to the extent cash generated from the retained assets is inadequate to meet its liquidity needs, those needs can be met through external facilities and inter-company borrowings with the National.

Operations

Net cash provided by operating activities was $1,224.7 million and $704.9 million for the three- and six-month periods ended March 31, 2002, respectively. Net cash used in operating activities was $111.1 million for the three months ended March 31, 2001. Net cash provided by operating activities was $300.0 million for the six months ended March 31, 2001. Cash provided from the sale of operating assets, net servicing income, loan sales and principal repayments were offset by cash used for the origination and purchase of mortgage loans held for sale and to pay corporate expenses.

Investing

Net cash provided by investing was $979.6 million and $645.3 million for the three- and six-month periods ended March 31, 2002, respectively. Net cash used in investing activities was $152.1 million and $535.6 million for the three- and six-month periods ended March 31, 2001, respectively. Cash was primarily provided by proceeds from risk management contracts and early pool buyout reimbursements. Cash used in investing activities was primarily for the purchase of mortgage servicing rights and premises and equipment. Future uses of cash for investing activities will be dependent on HomeSide's hedging needs.

Financing

Net cash used in financing activities was $1,239.0 million and $874.8 million for the three- and six-month periods ended March 31, 2002, respectively. Net cash provided by financing activities was $394.7 million and $315.3 million for the three- and six-month periods ended March 31, 2001, respectively. Cash was used for repayment of borrowings from the National and commercial paper, payment of debt issue costs, payment of dividends to the Parent, and repayment of long-term debt.

OFF-BALANCE SHEET ARRANGEMENTS

On November 30, 1998, HomeSide formed a wholly-owned subsidiary, HomeSide Funding Corporation ("HomeSide Funding"), whose sole purpose is to acquire delinquent loans from HomeSide's servicing portfolio that are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. The purchases are funded through sales to a trust.

In December 1998, HomeSide entered into a Pooling and Servicing Agreement with Banc One Trust Company, N.A., as Trustee, and HomeSide Funding, as Transferor, pursuant to which delinquent mortgage loans were sold to HomeSide Funding. Subsequently, these loans were securitized and sold to the HomeSide Mortgage Loan Buyout Trust 1998-A (the "Trust"). During the three- and six-month periods ended March 31, 2002, no delinquent loans were sold to HomeSide Funding. Effective November 29, 2001, the parties to the Pooling and Servicing Agreement agreed that no additional increases would be made to the outstanding net investment. Accordingly, no future delinquent loan sales are planned to HomeSide Funding. The total principal amount of loans outstanding in the Trust as of March 31, 2002 approximated $278.9 million. At March 31, 2002, the Trust had commercial paper borrowings outstanding of approximately $280.5 million. HomeSide held a residual interest in loans sold to HomeSide Funding in the amount of $51.0 million and $28.1 million for the three months ended March 31, 2002 and 2001, respectively. Fair value was estimated based on the average recovery periods and other economic factors.

Key economic assumptions used in measuring the fair value of HomeSide's retained interests at March 31, 2002 and the effect on the fair value of those retained interests from adverse changes in those assumptions are as follows:


Dollars in thousands                                        MARCH 31, 2002
--------------------------------------------------------------------------

Fair value of retained interests                              $ 50,652
Weighted-average expected foreclosure related costs               2.77%
Weighted-average discount rate (annual rate)                      2.48%
      Impact of 10% adverse change                            $   (783)
      Impact of 20% adverse change                            $ (1,565)
Weighted-average recovery period (in months)                      9.68
      Impact of 10% adverse change                            $ (1,650)
      Impact of 20% adverse change                            $ (3,301)

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

The following table summarizes cash flows between HomeSide and the securitization special purpose entity:

                                                         FOR THE THREE MONTHS
Dollars in thousands                                     ENDED MARCH 31, 2002
-----------------------------------------------------------------------------

Other cash flows received on retained interest                 $    2,499


Actual credit losses were $1.27 million and $2.07 million for the three months ended March 31, 2002 and 2001, respectively.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) No documents are filed as a part of this Report.


(b) Reports on Form 8-K

     During the three months ended March 31, 2002, the Company filed reports on Form 8-K on March 8, 2002 and March 18, 2002.

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

                                     HomeSide Lending, Inc.
                                     ----------------------
                                     (Registrant)

Date: May 15, 2002                   By: /s/
                                        --------------------------------------
                                        Joseph J. Whiteside
                                        Chief Executive Officer (Principal
                                        Executive Officer)


Date: May 15, 2002                   By: /s/
                                        --------------------------------------
                                        Susan E. Lester
                                        Executive Vice President and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)